Form 10-K
period 1994-12-31
GENERAL RE CORP
filed 1995-03-10
CIK 317745

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994        COMMISSION FILE NUMBER 1-8026

                             GENERAL RE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE                                            06-1026471
(STATE OF OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

695 EAST MAIN STREET
STAMFORD, CONNECTICUT                               06904-2351
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (203) 328-5000

SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:

                                              NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                 ON WHICH REGISTERED
- -----------------------------------------    -----------------------
Common Stock, $.50 par value                 New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes /X/    No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value on March 1, 1995 of the voting stock held by non-affiliates of the registrant was $10,423 million.

The number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report:

            CLASS                OUTSTANDING AT MARCH 1, 1995
- -----------------------------    ----------------------------
Common Stock, $.50 par value         81,937,208

Certain information required by Items 10, 11 and 12 of Form 10-K is incorporated by reference into Part III hereof from the registrant's proxy statement which will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant's fiscal year ended December 31, 1994.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

General Re Corporation (the "Corporation") was established in 1980 to serve as the parent holding company of General Reinsurance Corporation ("GRC", formed in 1921) and its affiliates, together constituting the General Re Group (the "Group"). The Corporation operates in three principal businesses: domestic property/casualty and life reinsurance, international property/casualty and life reinsurance and financial services. The Group comprises the largest professional property/casualty reinsurer domiciled in the United States and the third largest in the world.

Domestic Property/Casualty

The Corporation's largest business (82.2% of 1994 consolidated revenues) is domestic property/casualty reinsurance. Domestically, the Corporation primarily operates as a treaty and facultative reinsurer, underwriting property and casualty business on a direct basis throughout the United States and Canada. The Corporation predominately writes excess of loss reinsurance across various lines of business. Casualty reinsurance business represented approximately 55 percent of the Corporation's domestic property/casualty net premiums written in 1994 and property reinsurance business represented approximately 34 percent. The Corporation also writes excess and surplus lines insurance and provides excess insurance to self-insured programs. These lines represented approximately 11 percent of the domestic property/casualty net premiums in 1994.

It is not possible to determine the number of the Corporation's competitors. There are virtually no barriers to entry to the reinsurance industry and competitors may be domestic or foreign, licensed or unlicensed companies. Reinsurers compete on the basis of reliability, financial strength and stability, service, business ethics, price, performance, and almost every aspect of the transaction. Purchasers of reinsurance are themselves insurers and, in some cases, reinsurers.

U.S. domestic property and casualty insurers, including reinsurers, are subject to regulation by their states of domicile and by those states in which they are licensed. The Corporation's principal subsidiary, GRC, is domiciled in Delaware and licensed in every state but Hawaii. The Corporation's excess and surplus insurers, the General Star companies, are domiciled in Connecticut and Ohio. The Genesis companies, which are the Corporation's direct excess and alternative market insurers, are domiciled in Connecticut and North Dakota.

In addition to solvency regulation, licensed primary insurers are typically subject to regulatory approval of insurance policy forms and the rates charged to policyholders; similar approvals are not typically required for either reinsurance contracts or the rates agreed to between ceding insurers and their reinsurers. The insurance regulators of every state participate in the National Association of Insurance Commissioners (the "NAIC"). The NAIC adopts forms, instructions and accounting procedures for use by U.S. domestic insurers, including reinsurers, in preparing and filing annual statutory financial statements. These forms, instructions and procedures are collectively known as statutory accounting practices ("SAP"). Every state requires use of the NAIC annual statement form, although some states require or permit variations from the NAIC form and SAP.

In addition to its activities relating to the annual statement and SAP, the NAIC develops model laws and regulations for use by its members. In 1989, the NAIC adopted its Financial Regulation Standards to guide state legislatures and state regulators in the development of effective insurer solvency regulation. The standards are viewed by the NAIC as minimum requirements for an effective state regulatory scheme.

In 1990, the NAIC adopted a formal accreditation program to encourage states to comply with the standards. Each state insurance department may be reviewed by an independent accreditation team to determine whether the state's laws and regulations (including certain NAIC model laws and regulations or their substantially similar equivalents), and the department's administrative practices, comply with the standards. Accredited states may refuse to accept reports of financial examination of insurers issued by non-accredited states; other sanctions may also be imposed, including a refusal to license insurers domiciled in non-accredited states. It is likely that during 1995 the NAIC will reassess the accreditation program, and the sanctions, if any, to be imposed on non-accredited states. As of December 1994, the insurance departments of 44 states were accredited, including the Delaware Insurance Department.

The NAIC developed its Financial Regulation Standards and Accreditation Program as an effective national system of solvency regulation to demonstrate that federal involvement in the regulation of the business of insurance is unnecessary. This action was prompted in part by a series of hearings on state regulation of insurance held by the Energy and Commerce Oversight Subcommittee of the U.S. House of Representatives. Legislation mandating a Federal role in the regulation of insurers and reinsurers was introduced in the 102nd and 103rd Congress. No similar legislation has been introduced yet in 1995. It is expected that state regulators and some insurers and reinsurers would vigorously oppose any new legislation, and prospects for passage of such legislation are uncertain. The final form of any legislation is also uncertain.

The NAIC has adopted a risk-based capital formula which applies to statutory annual statements of property/casualty companies beginning with the calendar year 1994 statement (filed by March 1, 1995). The NAIC has also adopted a risk-based capital model law which, if adopted by the domiciliary states of the Corporation's domestic insurance subsidiaries, would supplant current minimum capital and surplus requirements with the risk-based capital requirement. The formula has been made a part of the Financial Regulation Standards; the model law became a part of the standards during 1994, and states must adopt it or a substantially similar law within two years. If enacted, the model law would subject an insurer failing its risk-based capital requirement to various levels of regulatory action. Each of the Corporation's domestic insurance subsidiaries have filed 1994 statutory annual statements reporting risk-based capital well above the threshold for regulatory action.

The Corporation is dependent upon the ability of its operating subsidiaries for the transfer of funds in the form of loans, advances or dividends. The insurance holding company laws require the filing of annual reports by the insurance company members of the system and regulate transactions between the holding company and affiliated insurance companies to the extent that such transactions must be fair, reasonable and assure the adequacy of insurance companies' statutory surplus in relation to their liabilities and financial needs.

The laws also subject extraordinary dividends and other extraordinary distributions to insurance company stockholders to regulatory approval. Dividends or distributions in a twelve-month period exceeding the greater of 10 percent of an insurance company's surplus as of the prior year end or 100 percent of net income, excluding realized gains, for the previous calendar year are generally considered extraordinary and require such approval. Based on these restrictions, ordinary dividend payments by domestic insurance subsidiaries to the Corporation are limited to $420 million in 1995. Foreign and non-insurance subsidiaries generally are subject to fewer restrictions on the payment of dividends.

Reference is made to Management's Discussion and Analysis -- Financial Condition -- Liabilities for additional discussion of regulatory matters.

International Property/Casualty

The Corporation's international property/casualty underwriting operations generated revenues of $456 million, or 11.9 percent, of the consolidated total in 1994. The international operations in 1994 were conducted through subsidiaries based in the United Kingdom, Australia, Argentina, Spain, Switzerland and Uruguay. Revenues were also generated in branch offices in certain other countries. The international property/casualty operations principally wrote treaty reinsurance in 1994. In recent years, the Corporation has expanded its facultative writings in these operations.

On December 28, 1994, the Corporation and Colonia Konzern AG ("Colonia") formed a new company that acquired 75 percent of the common shares and approximately 30 percent of the preferred shares of Kolnische Ruckversicherungs-Gesellschaft AG ("Cologne Re"), which collectively represents a 66.3 percent economic interest in Cologne Re. In exchange for its Cologne Re shares, Colonia, for itself and as trustee for Nordstern Allgemeine Versicherungs AG (collectively the "CKAG Group"), received 100 percent of the Class A shares of the new company, General Re-CKAG Reinsurance and Investment S.A.R.L. ("GR-CK"). The Corpora-tion contributed $884 million (DM 1,377 million) to GR-CK, in exchange for 100 percent of the Class B shares of GR-CK. The Class A shares have 49.9 percent of the votes of GR-CK and are entitled to an annual Class A dividend, while the Class B shares have 50.1 percent of the votes of GR-CK and are entitled to the earnings of GR-CK in excess of the Class A dividend. As a result of the ownership and control structure of GR-CK and Cologne Re, the Corporation has consolidated GR-CK and Cologne Re in its financial statements and recorded as minority interests the share of the CKAG Group in GR-CK and of other stockholders in Cologne Re.

Cologne Re writes both property/casualty and life reinsurance business throughout the world with its principal operations located in Germany. In 1994, Cologne Re wrote approximately DM 4,123 million (U.S. $2,595 million) of net premiums, of which property/casualty reinsurance premiums were approximately DM 2,742 million, and life and health reinsurance net written premium was approximately DM 1,381 million. The largest portion of Cologne Re's property/casualty business is generated from fire and automobile coverages. Cologne Re's life reinsurance is geographically distributed throughout the world with the largest percentage of premiums written in the United States and Germany. The results from Cologne Re's operations did not impact the Corporation in 1994 as the transaction closed at the end of the year. In future years, the Corporation's operating results will include its proportional share of Cologne Re's operations, which will be reported on a quarter lag. Reference is made to
Item 7, Management's Discussion and Analysis, and Note 3, "Reinsurance Ventures", for additional discussion of this transaction.

Financial Services

The Corporation's financial services operations include derivative products, insurance brokerage and management, investment management, reinsurance brokerage and real estate management operations. The financial services operations generated $226 million, or 5.9 percent, of the Corporation's 1994 revenues.

Other Information

The business of the operating subsidiaries of the Corporation is developed and served by employees primarily located in the United States, Canada, Argentina, Australia, Denmark, Egypt, Italy, Germany, Japan, New Zealand, Singapore, Switzerland, Spain and the United Kingdom. The addition of Cologne Re to the Corporation added significant operations based in Germany, the United States, the United Kingdom, Australia, South Africa and Austria. The Corporation employed 3,282 persons at December 31, 1994; 2,237 employees in North America and 1,045 employees in international operations, of which 922 are employed by Cologne Re.

For further information about the Corporation's business, reference is made to
Item 7, Management's Discussion and Analysis, and Note 20, "Segment Information" included in this report. Reference is also made to the caption, "Property/Casualty Insurance Reserve Disclosures" on pages 22-25 of this report.

ITEM 2. PROPERTIES

The Corporation and most of its domestic subsidiaries occupy approximately 75 percent of a six story building in Stamford, Connecticut. This building, consisting of approximately 560,000 square feet of office space and a multiple level parking garage, with approximately eight acres of land on which it is located, was originally owned by Elm Street Corporation, a wholly owned subsidiary of the Corporation. The Corporation has guaranteed the obligations of Elm Street Corporation in connection with this transaction. On November 12, 1984, the land was leased, the improvements were sold and the land and improvements were leased back by the Corporation. Under the terms of the lease, the Corporation has the option to purchase the improvements upon expiration of the 25 year lease or at an earlier date upon the occurrence of certain events.

GRC Realty Corporation, also a wholly owned subsidiary of the Corporation, has retained title to the Group's former home office site in Greenwich, Connecticut. This site consists of approximately four acres of land and an office building which has about 160,000 square feet of office space that is rented to non-affiliates. The Greenwich site is subject to a mortgage expiring December 31, 1998, which had a remaining balance of $7 million at December 31, 1994.

Cologne Re's German operations are principally based in an office building of approximately 130,000 square feet in Cologne, Germany. The building has an estimated fair value of $40 million and is owned by Cologne Re. The United States operations of Cologne Re are based in an office building in Stamford, Connecticut which had an estimated fair value of $8 million at December 31, 1994.

In addition, the Corporation's domestic and international operations have branch and affiliate operations conducted from leased premises in various cities in the United States and foreign countries.

At this time, the Corporation believes its facilities are suitable for its purposes, having adequate capacity for the Corporation's present and anticipated needs.

ITEM 3. LEGAL PROCEEDINGS

On September 12, 1994, the Corporation's subsidiary, General Reinsurance Corporation, along with 31 other insurance companies and insurance industry organizations, reached a settlement of civil antitrust actions brought by 20 State Attorneys General and several private plaintiffs.

The lawsuit was originally dismissed on motion by the United States District Court for the Northern District of California on September 20, 1989. The United States Court of Appeals for the Ninth Circuit reversed the dismissal and remanded the case to the District Court for further proceedings. On October 5, 1992, the United States Supreme Court granted, in part, defendants' petition for certiorari. On June 28, 1993, the Supreme Court affirmed in part and reversed in part the decision of the Court of Appeals and remanded the Case to the Court of Appeals for further action. On October 6, 1993, the Court of Appeals remanded the case to the District Court for trial in accordance with the opinion of the Supreme Court. There has been no finding of any wrongdoing or illegality by any defendant in this civil action.

The settlement involves a restructuring of the insurance industry's largest loss and statistical gathering bureau, the Insurance Services Office, whose board of directors had previously been dominated by insurer representatives, and the funding by the defendants of a national public risk database and a public entity risk services institute to assist risk management efforts. The terms of the settlement, which provide for no admission of wrongdoing, illegality or payment of damages, will be subject to the approval of the District Court. The effect of the settlement was not material to the Corporation's results of operations, financial condition or cash flows.

The Corporation and its subsidiaries have been named as defendants in litigation in the ordinary course of conducting insurance business. These lawsuits generally seek to establish liability under insurance or reinsurance contracts issued by the subsidiaries, and occasionally seek punitive or exemplary damages. The Corporation's reinsurance subsidiaries are also indirectly involved in coverage litigation. In those cases, plaintiffs seek coverage for their liabilities under insurance policies from insurance companies reinsured by the Corporation's reinsurance subsidiaries. In the judgment of management, none of these cases, individually or collectively, is likely to result in judgments for amounts which, net of claim and claim expense liabilities previously established and applicable reinsurance, would be material to the financial position, results of operations or cash flow of the Corporation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE CORPORATION.

The Executive Officers of the Corporation as of February 28, 1995 are as follows:

          NAME             AGE                            POSITION
          ----             ---                            --------
Ronald E. Ferguson.......  53      Chairman, President and Chief Executive Officer of the
                                   Corporation since 1987 and Vice Chairman of General
                                   Reinsurance Corporation since February, 1995;
                                   previously President and Chief Operating Officer of the
                                   Corporation 1983-1987; Vice President and Group
                                   Executive 1981-1983. Chairman of General Reinsurance
                                   Corporation 1985-1995; Executive Vice President of
                                   General Reinsurance Corporation 1982-1984; Senior Vice
                                   President, General Reinsurance Corporation, Operations
                                   Division 1981-1982. With the Group since 1969.

          NAME             AGE                            POSITION
- -------------------------  ---     -------------------------------------------------------
John C. Etling...........  59      Vice Chairman of the Corporation since 1987 and Vice
                                   Chairman of General Reinsurance Corporation since
                                   February, 1995; previously Senior Vice President and
                                   Group Executive of the Corporation 1984-1987; Vice
                                   President and Group Executive 1981-1984. President and
                                   Chief Executive Officer, General Reinsurance
                                   Corporation 1983-1995; Executive Vice President General
                                   Reinsurance Corporation 1982-1983; Senior Vice
                                   President of General Reinsurance Corporation,
                                   Underwriting and Marketing Division 1981-1982. With the
                                   Group since 1961.
James E. Gustafson.......  48      Chairman and Chief Executive Officer of General
                                   Reinsurance Corporation since February, 1995;
                                   previously Executive Vice President of General
                                   Reinsurance Corporation 1991-1995; Senior Vice
                                   President and Manager of Underwriting of General
                                   Reinsurance Corporation 1982-1991; President and Chief
                                   Executive Officer of General Re Services Corporation
                                   1987-Present; Vice President of General Reinsurance
                                   Corporation Treaty Underwriting Department 1978-1982.
                                   With the Group since 1969.
Tom N. Kellogg...........  58      President and Chief Operating Officer of General
                                   Reinsurance Corporation since February, 1995;
                                   previously Executive Vice President and Chief Marketing
                                   Officer of General Reinsurance Corporation 1991-1995;
                                   Senior Vice President of General Reinsurance
                                   Corporation Claims, Facultative Casualty, Property and
                                   Ocean Marine 1978-1991. With the Group since 1968.
Charles F. Barr..........  45      Vice President, General Counsel and Secretary of the
                                   Corporation since 1994; previously Vice President and
                                   Assistant General Counsel of General Reinsurance
                                   Corporation 1992-1994; Second Vice President and
                                   Assistant General Counsel of General Reinsurance
                                   Corporation 1990-1992; Assistant General Counsel
                                   1989-1990. With the Group since 1989. Prior thereto,
                                   Vice President, General Counsel and Secretary, General
                                   Accident Insurance Company of America, 1987-1989; Vice
                                   President and General Counsel United Pacific Life
                                   Insurance Company and Assistant General Counsel,
                                   Reliance Insurance Company, 1981-1987.
Joseph P. Brandon........  36      Vice President and Chief Financial Officer of the
                                   Corporation since 1991 and Senior Vice President of
                                   General Reinsurance Corporation since 1991; previously
                                   Vice President, Treaty Division of General Reinsurance
                                   Corporation 1990-1991; Second Vice President, Treaty
                                   Division 1989-1990. With the Group since 1989. Prior
                                   thereto, Vice President, American Mutual Insurance
                                   Group, 1986-1989; Coopers & Lybrand, Audit Staff,
                                   1981-1986.
Ernest C. Frohboese......  54      Vice President of the Corporation since 1990 and Senior
                                   Vice President and Chief Investment Officer of General
                                   Reinsurance Corporation since 1990. With the Group
                                   since 1990. Prior thereto, Senior Vice President and
                                   Chief Investment Officer Capitoline Investment
                                   Services, Inc. 1985-1990; Senior Vice President and
                                   Director of Research, Morgan Keegan, Inc. 1984-1985.
Elizabeth A. Monrad......  40      Corporate Controller since 1992 and Vice President and
                                   Treasurer of General Reinsurance Corporation since
                                   1992. With the Group since 1992. Prior thereto, with
                                   Coopers & Lybrand, Partner, 1989-1992, Audit Staff,
                                   1980-1989.

The Chairman, President, Secretary and Controller are elected by the Board for one-year terms. Vice Presidents are appointed and serve at the pleasure of the Board. Other officers may be appointed by and serve at the pleasure of the Chief Executive Officer.

                                    PART II

ITEM 5. MARKET FOR THE CORPORATION'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

(a) The common stock of the Corporation is traded on the New York Stock Exchange. The following table sets forth information as to the closing price of the Corporation's common stock on the Exchange during 1994 and 1993.

                                                     1994                        1993
                                              -------------------         -------------------
                                               HIGH         LOW            HIGH         LOW
                                              -------     -------         -------     -------
    First Quarter...........................  $114.00     $102.50         $130.00     $112.13
    Second Quarter..........................   125.38      105.75          123.13      109.13
    Third Quarter...........................   115.63      104.88          132.75      115.50
    Fourth Quarter..........................   128.50      105.00          123.88      105.38

(b) The number of holders of record of the Corporation's common stock at December 31, 1994 was 4,163.

(c) The following table sets forth information as to the cash dividends paid by the Corporation on shares of its common stock during each of the past two years.

                                                                         1994     1993
                                                                         ----     ----
        First Quarter..................................................  $.48     $.47
        Second Quarter.................................................   .48      .47
        Third Quarter..................................................   .48      .47
        Fourth Quarter.................................................   .48      .47

It is the intention of the Corporation to declare quarterly dividends to the extent deemed by the Board of Directors to be appropriate. Dividends are paid principally from amounts received by the Corporation as dividends from General Reinsurance Corporation and the other operating subsidiaries. The payment of dividends by General Reinsurance Corporation is subject to certain restrictions. See page 3 within the section, "Business -- Domestic Property/Casualty".

ITEM 6. SELECTED FINANCIAL DATA

                 ELEVEN-YEAR SUMMARY OF SELECTED FINANCIAL DATA

                                                    1994      1993      1992      1991      1990
                                                   -------   -------   -------   -------   -------
                                                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND
                                                                       RATIOS)
CONSOLIDATED INFORMATION
  Total revenues.................................  $ 3,837   $ 3,560   $ 3,387   $ 3,207   $ 2,954
  Net premiums written...........................    3,001     2,524     2,349     2,249     2,150
  After-tax income before accounting
     changes(1)..................................      665       697       596       657       614
     Per share...................................     7.97      8.11      6.84      7.46      6.89
  Net income.....................................      665       711       657       657       614
     Per share...................................     7.97      8.28      7.55      7.46      6.89
  After-tax income, excluding realized
     gains(1)....................................      621       604       465       563       566
     Per share...................................     7.43      7.01      5.30      6.37      6.35
  Net investment income before tax...............      749       755       755       752       706
  Net investment income after tax................      622       619       620       618       581
  Investments....................................   18,898    14,346    11,532    10,842     9,510
  Total assets...................................   29,597    19,419    14,700    12,416    11,033
  Long-term debt.................................      157       192       199       301       302
  Common stockholders' equity....................    4,859     4,761     4,227     3,911     3,270
  Return on equity(3)............................     12.9%     13.4%     11.4%     15.6%     17.8%
                                                   -------   -------   -------   -------   -------
DOMESTIC PROPERTY/CASUALTY OPERATIONS
  Net premiums written...........................  $ 2,581   $ 2,275   $ 2,177   $ 2,122   $ 2,040
  Net investment income before tax...............      686       705       703       703       662
  After-tax income, excluding realized
     gains(1)....................................      538       556       445       545       551
  Statutory surplus..............................    3,770     3,836     3,452     3,363     2,902
  Investments....................................   11,177    11,601    10,477    10,003     8,848
  Claims and claim expense liabilities(4)........    7,029     6,803     6,635     6,230     5,816
  Statutory loss ratio...........................     70.7%     70.6%     78.8%     72.5%     68.2%
  Statutory expense ratio........................     30.6%     30.9%     29.6%     29.7%     30.8%
  Statutory combined ratio.......................    101.3%    101.5%    108.4%    102.2%     99.0%
                                                   -------   -------   -------   -------   -------
INTERNATIONAL PROPERTY/CASUALTY OPERATIONS
  Net premiums written...........................  $   420   $   249   $   172   $   127   $   110
  Net investment income before tax...............       52        43        47        44        39
  After-tax income, excluding realized
     gains(1)....................................       29        14        16        19        16
  Investments(5).................................      757       589       509       469       442
                                                   -------   -------   -------   -------   -------
FINANCIAL SERVICES
  Revenues, excluding net realized gains.........  $   229   $   211   $   115   $   100   $    88
  After-tax income, excluding realized
     gains(1)....................................       54        34         4       (1)       (1)
                                                   -------   -------   -------   -------   -------
COMMON STOCKHOLDERS' INFORMATION
  Average common shares outstanding..............     82.1      84.5      85.7      87.1      88.0
  Dividend per common share......................  $  1.92   $  1.88   $  1.80   $  1.68   $  1.52
  Common stockholders' equity per share..........    59.35     56.92     49.89     45.14     37.50
  Common share price(6):  High...................   128.50    132.75    123.13    101.88     93.00
                          Low....................   102.50    105.38     78.63     84.88     69.00
                          Year end...............   123.50    107.00    115.75    101.88     93.00
                                                   -------   -------   -------   -------   -------

          See page 10 and notes to consolidated financial statements.

                                         1989      1988     1987     1986     1985     1984   CAGR(2)
                                        -------   ------   ------   ------   ------   ------  -------
                                             (IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND RATIOS)
CONSOLIDATED INFORMATION
  Total revenues....................... $ 2,742   $2,719   $3,115   $2,853   $1,772   $1,314    11.3%
  Net premiums written.................   1,898    1,903    2,365    2,561    1,646    1,122    10.3
  After-tax income before accounting
     changes(1)........................     599      513      469      321      142       44    31.2
     Per share.........................    6.52     5.39     4.62     3.14     1.52     0.49    32.2
  Net income...........................     599      480      511      329      139      156    15.6
     Per share.........................    6.52     5.04     5.04     3.22     1.45     1.74    16.4
  After-tax income, excluding realized
     gains(1)..........................     559      518      458      298      137       42    30.9
     Per share.........................    6.08     5.44     4.52     2.92     1.46      .47    31.8
  Net investment income before tax.....     673      570      506      413      301      232    12.4
  Net investment income after tax......     558      494      435      345      254      222    10.9
  Investments..........................   8,799    7,866    6,969    5,978    4,182    3,336    18.9
  Total assets.........................  10,390    9,394    8,902    8,078    6,005    5,026    19.4
  Long-term debt.......................     263      114      115      115      116       17    24.9
  Common stockholders' equity..........   3,084    2,695    2,563    2,413    1,794    1,368    13.5
  Return on equity(3)..................    19.3%    19.7%    18.4%    14.2%     8.7%     3.1%     --
                                        -------   ------   ------   ------   ------   ------  -------
DOMESTIC PROPERTY/CASUALTY OPERATIONS
  Net premiums written................. $ 1,789   $1,780   $2,251   $2,485   $1,591   $1,065     9.3%
  Net investment income before tax.....     638      539      479      386      273      213    12.4
  After-tax income, excluding realized
     gains(1)..........................     524      481      424      264      116       21    38.3
  Statutory surplus....................   2,684    2,319    2,009    1,840    1,091      711    18.2
  Investments..........................   8,417    7,532    6,666    5,725    3,939    3,126    13.6
  Claims and claim expense
     liabilities(4)....................   5,535    5,218    4,739    4,024    2,913    2,453    11.1
  Statutory loss ratio.................    70.6%    70.0%    74.3%    79.6%    84.8%    95.8%     --
  Statutory expense ratio..............    29.0%    29.1%    25.5%    23.7%    26.0%    31.2%     --
  Statutory combined ratio.............    99.6%    99.1%    99.8%   103.3%   110.8%   127.0%     --
                                        -------   ------   ------   ------   ------   ------  -------
INTERNATIONAL PROPERTY/CASUALTY
  OPERATIONS
  Net premiums written................. $   109   $  123   $  114   $   76   $   55   $   57    22.1%
  Net investment income before tax.....      31       27       24       21       18       13    14.9
  After-tax income, excluding realized
     gains(1)..........................      26       20       18       16        7        9    12.4
  Investments(5).......................     342      299      279      221      177      161    16.7
                                        -------   ------   ------   ------   ------   ------  -------
FINANCIAL SERVICES
  Revenues, excluding net realized
     gains............................. $    90   $  101   $  106   $  101   $   91   $   53    15.8
  After-tax income, excluding realized
     gains(1)..........................       9       17       16       18       14       12    16.2%
                                        -------   ------   ------   ------   ------   ------  -------
COMMON STOCKHOLDERS' INFORMATION
  Average common shares outstanding....    91.3     95.3    101.4    102.0     93.7     90.2      --
  Dividend per common share............ $  1.36   $ 1.20   $ 1.00   $ 0.88   $ 0.78   $ 0.72    10.5%
  Common stockholders' equity per
     share.............................   34.28    29.04    26.20    23.47    18.48    15.17    14.6
  Common share prices(6): High.........   95.75    59.25    68.38    68.88    52.50    33.38    14.4
                             Low.......   55.00    45.88    48.75    49.44    30.57    23.25    16.0
                             Year
     end...............................   87.13    55.25    55.88    55.50    50.06    31.88    14.5
                                        -------   ------   ------   ------   ------   ------  -------

          See page 10 and notes to consolidated financial statements.

          NOTES TO THE ELEVEN-YEAR SUMMARY OF SELECTED FINANCIAL DATA

Only continuing operations are presented. Balance sheet data are as of December 31st.

(1) Excludes the cumulative effect of accounting changes. The balance sheet data in the table above reflect the adoption of Statement of Financial Accounting Standards No. 115, "Accounting For Certain Investments in Debt and Equity Securities" in 1994 and the adoption of Statement of Financial Accounting Standards No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" in 1993, with reclassifications made for 1992. Adoption of the Standard did not affect results from operations or common stockholders' equity. In 1993, the Corporation adopted the accounting prescribed by the Emerging Issues Task Force for multiple-year, retrospectively rated reinsurance contracts. The cumulative effect from prior years recorded in 1993 increased net income by $14 million or $.17 per share. In 1992, the Corporation adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The cumulative effect from prior years recorded in 1992 increased net income by $61 million or $.71 per share. In 1984, the Corporation adopted the practice of discounting certain workers' compensation claims. The cumulative effect of the change in 1984 was $81 million or $.89 per share.

(2) Represents compound annual growth rate.

(3) Return on equity is income from continuing operations excluding after-tax realized gains and cumulative effects of accounting changes divided by average common stockholders' equity at the beginning and end of the year.

(4) Net of reinsurance.

(5) Excludes the investments of Cologne Re and GR-CK of $5,301 million as of December 31, 1994.

(6) The common share price information is based on the Corporation's daily closing price on the New York Stock Exchange.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

Consolidated

Comparison of 1994 with 1993

Net income in 1994 was $665 million or $7.97 per share, a decrease of 3.7 percent over $8.28 per share earned in 1993. These results include after-tax realized gains of $.54 per share in 1994 and $1.10 per share in 1993. Net income in 1993 also included a cumulative benefit of $.17 per share resulting from the adoption of the accounting prescribed by the Emerging Issues Task Force for multiple-year, retrospectively rated reinsurance contracts. Excluding after-tax realized gains and cumulative-effect adjustments, after-tax income for the year ended December 31, 1994 was $7.43 per share, an increase of 6.0 percent over $7.01 per share in 1993.

Consolidated net premiums written in 1994 were $3,001 million, an increase of $477 million or 18.9 percent from $2,524 million in 1993. Domestic property/casualty premium volume was $2,581 million in 1994, compared with $2,275 million in 1993, an increase of 13.4 percent. Net premiums written in the international insurance operations were $420 million in 1994, an increase of
69.0 percent over 1993 volume.

Consolidated net investment income was $749 million in 1994, compared with $755 million in 1993. The level of investment income was adversely affected by the shift in assets from taxable to tax-advantaged securities in response to the Corporation's tax planning strategies, the use of the Corporation's cash flow from operations for stock repurchases, and an increase in lower yielding, short-term securities during the year to fund an investment in Cologne Re. The consolidated pretax investment yield on invested assets, excluding the invested assets of General Re Financial Products Corporation ("GRFP"), was 5.9 percent in 1994, compared with 6.5 percent in 1993. Net investment income for the domestic property/casualty operations was $686 million in 1994, a decrease of 2.7 percent over $705 million earned in 1993. Net investment income for the international property/casualty operations increased 20.9 percent to $52 million in 1994, compared with $43 million in 1993. The financial services operations had investment income of $11 million in 1994, compared with $7 million in 1993.

Comparison of 1993 with 1992

Net income in 1993 was $711 million or $8.28 per share, an increase of 9.7 percent over $7.55 per share earned in 1992. These results include after-tax realized gains of $1.10 per share in 1993 and $1.54 per share in 1992. Net income in 1992 also includes a cumulative benefit of $.71 per share resulting from the adoption of SFAS 109. Excluding after-tax realized gains and cumulative-effect adjustments, income for 1993 was $7.01 per share, an increase of 32.3 percent over $5.30 per share in 1992.

Consolidated net premiums written for 1993 of $2,524 million increased 7.5 percent over $2,349 million in 1992. Domestic property/casualty premium volume was $2,275 million in 1993, compared with $2,177 million in 1992, an increase of
4.5 percent. The international property/casualty operations net premiums written were $249 million in 1993, an increase of 44.5 percent from the comparable amount in 1992.

Consolidated net investment income was $755 million in 1993, unchanged from 1992 levels, as the benefit from increased cash flow from operations available for investment was offset by lower investment portfolio yields. The consolidated pretax investment yield on invested assets (excluding GRFP's invested assets) of
6.5 percent in 1993 declined from 7.0 percent in 1992. Investment income for the domestic property/casualty operations was $705 million in 1993, a slight increase from the $703 million earned in 1992. Net investment income for the international property/casualty operations declined 8.5 percent to $43 million in 1993, compared with $47 million in 1992. The financial services operations had investment income of $7 million in 1993, compared with $5 million in 1992.

Domestic Property/Casualty

                                                                     YEARS ENDED DECEMBER 31
                                                                   ----------------------------
                                                                    1994       1993       1992
                                                                   ------     ------     ------
                                                                          (IN MILLIONS)
Income before cumulative effect of accounting changes............  $  578     $  649     $  576
After-tax realized gains.........................................      40         93        131
                                                                   ------     ------     ------
Income, excluding realized gains and accounting changes..........  $  538     $  556     $  445
                                                                   ======     ======     ======
Net premiums written.............................................  $2,581     $2,275     $2,177
Net underwriting (loss)..........................................     (46)       (23)      (188)
Net investment income............................................     686        705        703
Statutory combined underwriting ratio............................   101.3%     101.5%     108.4%

Domestic property/casualty income, excluding after-tax realized gains and the cumulative effect of accounting changes, decreased 3.2 percent from 1993's income, principally the result of catastrophe claims arising from the Northridge, California earthquake on January 17, 1994 and reduced investment income, due primarily to lower yields on the portfolio.

The statutory combined underwriting ratio is computed based on the relationship of losses and underwriting expenses to premiums. This ratio is the Corporation's principal indicator of underwriting performance, with 100 percent or lower generally indicating a statutory underwriting profit. In 1994, the combined ratio for the domestic property/casualty segment was 101.3 percent, compared to
101.5 percent in 1993 and 108.4 percent in 1992. The 1994 underwriting result fell short of the Corporation's objective of an underwriting profit primarily due to the Northridge earthquake. Improvement in the 1993 combined ratio over 1992 was largely attributable to lower catastrophe claims in 1993 as Hurricanes Andrew and Iniki adversely impacted 1992's underwriting result. While the 1993 underwriting result did not meet the Corporation's goal of an underwriting profit, the improvement over 1992 was achieved in a difficult environment for both the economy in general, and for insurers and reinsurers, specifically.

Net premiums written in 1994 for the domestic property/casualty operations of $2,581 million increased 13.4 percent from $2,275 million in 1993. Premium volume by operating unit expressed as a percentage of total domestic property/casualty premiums was as follows:

                                                                       YEARS ENDED DECEMBER 31
                                                                      -------------------------
                                                                      1994      1993      1992
                                                                      -----     -----     -----
General Reinsurance Corporation (direct reinsurance)................   88.6%     89.2%     89.2%
General Star Companies (excess and surplus lines)...................    7.4       6.8       6.3
Genesis Companies (direct excess and alternative markets)...........    4.0       4.0       4.5
                                                                      -----     -----     -----
Total...............................................................  100.0%    100.0%    100.0%
                                                                      =====     =====     =====

While the domestic primary insurance market grew by about 4 percent, General Reinsurance Corporation's ("GRC") premiums grew by 15.0 percent during 1994. The Corporation believes that the growth in its premiums written is due to its marketing efforts, the increase in insurance premiums written by medium and smaller-sized primary companies that generally purchase relatively more reinsurance, increased reinsurance cessions by primary companies seeking to deleverage their capital in response to rating agency concerns and increased demand by primary companies for reinsurance from better capitalized and more credit-worthy reinsurers.

For the General Star companies, which write primary and excess specialty insurance on a licensed and surplus lines basis, premium volume grew 23.4 percent in 1994, due to both increased marketing activities and improved rates for coverage containing property exposures. General Star produced a statutory underwriting profit for the tenth consecutive year.

The Genesis companies provide direct excess insurance and excess reinsurance to self-insured programs. Underwriting results for the Genesis companies improved during 1994. Premiums increased during the year by 13.0 percent over 1993 levels due principally to growth in casualty premiums.

Net premiums written for the domestic property/casualty insurance segment of $2,275 million in 1993 increased 4.5 percent over $2,177 million in 1992. As discussed in Note 3 to the consolidated financial statements, North Star Reinsurance Corporation, a wholly owned subsidiary, was sold to Signet Star Holdings, Inc. in 1993. The disposal affects premium comparisons relative to prior years. During 1992, North Star contributed $157 million to the domestic property/casualty premium volume. During the first quarter of 1993, North Star had net premiums written of $41 million. After the first quarter of 1993, however, domestic property/casualty premiums exclude North Star. When North Star's premiums are excluded from the 1993 and 1992 results, domestic property/casualty premiums increased by 10.6% in 1993, as compared to 1992, due primarily to growth in treaty reinsurance, property facultative and General Star's business. North Star's premiums for 1993 and 1992 are included with GRC in the preceding table.

International Property/Casualty

                                                                       YEARS ENDED DECEMBER 31,
                                                                      --------------------------
                                                                        1994     1993     1992
                                                                        ----     ----     ----
                                                                            (IN MILLIONS)
Net income............................................................  $ 35     $ 14     $ 16
After-tax realized gains..............................................     6       --        1
                                                                        ----     ----     ----
Income, excluding after-tax realized gains............................  $ 29     $ 14     $ 15
                                                                        ====     ====     ====
Net premiums written..................................................  $420     $249     $172
Net underwriting income (loss)........................................     6      (13)     (20)
Net investment income.................................................    52       43       47

Net income for the international property/casualty operations of $35 million in 1994 increased 152.9 percent over 1993 levels. Included in these results were after-tax realized gains of $6 million in 1994. Growth in the income for the international property/casualty operations resulted principally from an underwriting profit of $6 million in 1994, compared to an underwriting loss of $13 million in 1993. Underwriting results improved over 1993 due to stronger pricing and demand in higher margin businesses, particularly in the Corporation's European operations. International premiums written of $420 million in 1994 increased $171 million, or 69.0 percent, over 1993 premiums of $249 million. The premium growth reflects continued expansion of existing client relationships, an increase in reinsurance rates, and development of new reinsurance relationships, particularly in European operations. In 1994, the Corporation combined its subsidiaries located in the United Kingdom and Switzerland to enhance client service and to improve capital efficiency in the European markets. Premium growth in 1994 also resulted from expanded operations in Madrid and the opening of new offices in Cologne, Milan, Paris and Singapore during the past two years.

Net income for the international property/casualty operations of $14 million in 1993 decreased from $16 million in 1992. Included in these results were after-tax realized gains of $1 million in 1992. Income for the international property/casualty operations was adversely affected during 1993 by the strengthening of the U.S. dollar compared to foreign currencies and by nonrecurring charges related to the expansion of operations. The international property/casualty underwriting results, while still unprofitable, improved by $7 million over 1992 underwriting result, which was adversely affected by catastrophic events. International premiums written of $249 million in 1993 increased 44.5 percent over 1992 premium of $172 million.

Cologne Re

On December 28, 1994, the Corporation and Colonia Konzern AG ("Colonia") formed a new company that acquired 75 percent of the common shares and approximately 30 percent of the preferred shares of Cologne Re, which collectively represent a
66.3 percent economic interest in Cologne Re. In exchange for its Cologne Re shares, Colonia, for itself and as trustee for Nordstern Allgemeine Versicherungs AG (collectively, the "CKAG Group"), received 100 percent of the Class A shares of the new company, General Re-CKAG Reinsurance and Investment S.A.R.L. ("GR-CK"). The Corporation initially contributed $884 million (DM 1,377 million) to GR-CK in exchange for 100 percent of the Class B shares of GR-CK. On December 30,

1994, GR-CK paid $302 million (DM 475 million) to a subsidiary of the Corporation in exchange for notes having a principal amount of DM 475 million. The notes pay interest of 8.0 percent annually to GR-CK and are due on December 30, 2004.

The Class A shares have 49.9 percent of the votes of GR-CK and are entitled to an annual Class A dividend, while the Class B shares have 50.1 percent of the votes of GR-CK and are entitled to the earnings of GR-CK in excess of the Class A dividend. The Corporation has an option after seven years to purchase the Class A shares of GR-CK owned by the CKAG Group at a formula price. The option has a minimum exercise price of DM 1,306 million and a maximum of DM 1,509 million, subject to certain warranty adjustments that may reduce the exercise price.

CKAG Group will receive an annual Class A cash dividend which is based on a formula and is estimated to be approximately DM 36 million. The Corporation will also receive an annual Class B cash dividend of 50.1 percent of GR-CK's distributable income, as defined in the joint venture agreement. It is expected that Cologne Re may increase its capital through an offering of equity securities in the first half of 1995. In connection with this equity offering, GR-CK anticipates it will use approximately DM 300 million of its funds to purchase additional Cologne Re shares. Since the closing occurred at the end of 1994, the transaction did not have a material effect on the Corporation's results from operations. Due to the ownership and control structure of GR-CK and Cologne Re, the Corporation has consolidated GR-CK and Cologne Re in its balance sheet at December 31, 1994.

Financial Services

The financial services operations include the Corporation's derivative products, insurance brokerage and management, investment management, reinsurance brokerage and real estate management operations. Net income for the financial services operations was $52 million in 1994, an increase of 53.2 percent from $34 million earned in 1993. The increase in 1994 income was principally due to increased profitability of the Corporation's derivative products subsidiary, GRFP, and new revenues from General Re Underwriting Services Limited ("GRUS") and General Re Asset Management Corporation ("GRAM"). GRUS principally provides underwriting services for Tempest Reinsurance Company Limited, an affiliated Bermuda-based company specializing in excess property catastrophe reinsurance.

GRFP is engaged as a dealer in derivative financial products, such as interest rate and foreign currency swaps, foreign exchange contracts, options, and swap options. GRFP's gross trading revenue was $135 million in 1994, compared with $142 million in 1993 and $41 million in 1992. During 1994, higher global interest rates reduced capital market activity, thus lowering demand for derivative products. In addition, the Corporation believes concerns regarding the appropriate use of derivative products by certain end users in the United States reduced the overall market demand for derivative products. Despite these limiting factors, GRFP's trading revenue in 1994 only decreased 5.2 percent as compared to 1993.

GRFP closely monitors its derivatives operations and actively manages its open positions to control its exposures. GRFP hedges its exposure to market risk (which includes foreign exchange, interest rate, swap spread, volatility, and yield curve risks) in connection with its dealer activities by purchasing or selling futures contracts, entering into forward foreign exchange contracts, purchasing or selling government securities or entering into offsetting transactions. Market risk is kept within conservative tolerance limits and is monitored on a daily basis across all swap and option products. In accordance with mark-to-market accounting, GRFP evaluates and records a fair-value adjustment against trading revenue to recognize counterparty credit exposure and future costs associated with administering each contract. The expected credit exposure for each trade is initially established on the trade date and is determined through the use of a proprietary credit exposure model that is based on historical default probabilities, market volatilities and, if applicable, the legal right of set off. These exposures are continually monitored and adjusted due to changes in the credit quality of the counterparty, changes in interest and currency rates or changes in other factors affecting credit exposure. The fair value allowance for counterparty credit exposures and future administrative costs on existing contracts was $55 million and $44 million at December 31, 1994 and 1993, respectively. GRFP has not experienced any counterparty defaults or writeoffs on such contracts.

The Corporation's insurance and reinsurance brokerage operations also contributed to the increased profitability of the financial services segment in 1994. In addition, investment management fees increased due to growth in the business of the Corporation's investment management subsidiary, GRAM. The Corporation's investment management clients are other insurance companies, primarily reinsurance clients, that seek the Corporation's expertise in managing insurance company investment portfolios.

Income for the financial services operations of $34 million in 1993 increased significantly from $4 million earned in 1992. The increase in 1993 income was principally due to growth in GRFP, which was a startup operation in 1992. The Corporation's reinsurance brokerage operations also contributed to the improved results in 1993, in part due to the reinsurance brokerage operation's improved ability to place catastrophe reinsurance at higher prices.

FINANCIAL CONDITION

Assets

At December 31, 1994, total assets were $29,597 million, compared with $19,419 million at December 31, 1993. Included in the December 31, 1994 balance sheet was $9,325 million of GR-CK assets related to the Cologne Re joint venture. Excluding the Cologne Re joint venture, total assets increased during 1994 by
7.4 percent, or $1,435 million, to $20,854 million at December 31, 1994. This growth in assets was attributable to an increase of $566 million in the total assets of the domestic property/casualty operations, $223 million in the international property/casualty operations and $646 million in the financial services segment.

The Corporation's invested assets increased from $14,346 million at December 31, 1993 to $18,898 million at December 31, 1994. Included in the December 31, 1994 balance sheet are GR-CK invested assets of $5,301 million. Excluding the impact of the Cologne Re transaction, invested assets decreased by $167 million as a result of a decrease of $494 million in the financial services operations, which was partially offset by an increase of $158 million in the domestic property/casualty segment and an increase of $169 million in the international property/casualty segment. The after-tax unrealized appreciation on the Corporation's total investment portfolio was $453 million and $1,137 million at December 31, 1994 and December 31, 1993, respectively. The decline was principally due to increased market interest rates and reduced equity values.

Effective January 1, 1994, the Corporation adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Statement addresses accounting for investments in equity and debt securities and requires these investments to be classified into three categories. Debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and reported at fair value, with unrealized gains and losses included in income. Other debt that is not classified as either held-to-maturity or trading and equity securities not classified as trading are included in available-for-sale securities and reported at fair value, with unrealized gains and losses, net of deferred income taxes, excluded from income and reported in a separate component of common stockholders' equity. The effect of Statement No. 115 decreased the reported fair value of invested assets by $123 million at December 31, 1994. The Statement's adoption had no effect on the Corporation's results from operations.

The overall pretax yield on domestic invested assets (excluding GRFP) was 5.9 percent in 1994, compared to 6.4 percent in 1993. The decline in the domestic investment portfolio's pretax yield reflects the shift in assets from taxable to tax-exempt bonds, the decline in market interest rates in recent years and the increased amount of calls of higher coupon investments during this period. The increase in market rates of interest during 1994 had a minimal impact on 1994's investment income.

Included in fixed maturities were mortgage-backed securities ("MBS") of $629 million (3.3 percent of consolidated invested assets) and asset-backed securities ("ABS") of $244 million (1.3 percent of consolidated invested assets) at December 31, 1994. These securities have interest and principal repayment patterns that differ from typical fixed maturities. MBS issued by quasi-federal agencies, federally supported institutions and corporations can either be direct pass-throughs of cash flows from the underlying mortgages or can be a grouping of underlying mortgages into various principal repayment tranches ("CMO's"). The MBS portfolio is comprised of pass-through securities (56 percent) and CMO's (44 percent) based on December 31, 1994 market values. The CMO portfolio is comprised almost entirely of planned amortization class ("PAC's") securities which have experienced less volatility in repayment of principal than other types of CMO securities. ABS are usually collateralized by credit card or auto loan receivables which are packaged into debt instruments whose interest and principal payments will vary with the underlying receivable. Almost all of the MBS and ABS portfolios are publicly traded and market values were obtained from an external pricing service.

The Corporation continues to place strong emphasis on credit research. Credit considerations are an important part of the Corporation's fixed maturity investment strategy. At December 31, 1994, the Corporation had no bond issues in default. Bonds rated below investment grade represented less than .5 percent of the portfolio. The overall fixed-maturity portfolio continued to average a credit rating of AA. The distribution of the Corporation's domestic fixed-maturity portfolio by credit quality was as follows:

                                                                        DECEMBER 31, 1994
                                                                      ----------------------
                                                                      TAXABLE     TAX-EXEMPT
                                                                      -------     ----------
         AAA........................................................    59.5%        47.8%
         AA.........................................................    11.7         23.6
         A..........................................................    22.4         26.2
         BBB........................................................     5.0          1.1
         Below BBB..................................................     0.3           --
         Non-rated..................................................     1.1          1.3

At December 31, 1994, investments in domestic equity securities totaled $2,367 million, representing 20.4 percent of the domestic portfolio and 48.7 percent of common stockholders' equity. The domestic equity portfolio is well diversified and primarily consists of companies with large capitalizations that, collectively, have a calculated volatility approximating the Standard & Poor's 500 index.

A small portion of the domestic investment portfolio was dedicated to non-traditional, private investments. These alternative investments, included in the balance sheet caption, "other invested assets", were $325 million (1.7 percent of consolidated invested assets) at December 31, 1994. Most of these investments are interests in limited partnerships run by professional managers. Over time, these investments are expected to provide a higher return than the overall portfolio. This segment, however, also may entail a greater amount of risk both in terms of limited liquidity and greater uncertainty of returns compared to the rest of the Corporation's investment portfolio. The Corporation evaluates the fair value of these alternative investments on a quarterly basis by reviewing available financial information of the investee and by performing other financial analyses in consultation with external advisers. Any changes in the fair value of limited partnerships are included as unrealized appreciation or depreciation in common stockholders' equity, unless a decline in fair value is considered other than temporary, resulting in a charge to income.

The Corporation's international property/casualty subsidiaries held investment portfolios of $6,060 million at December 31, 1994. These portfolios include $4,719 million of Cologne Re's investments, $582 million of GR-CK investments and $759 million in pre-existing international operations. At December 31, 1994, Cologne Re's portfolio was invested approximately 70 percent in fixed maturities, 13 percent in equity securities and 17 percent in short-term and other investments. Cologne Re's investment portfolio is geographically diversified with most fixed maturities having terms of less than five years. Cologne Re's investments are primarily managed by internal investment managers and smaller portfolios are managed by local professional asset managers.

The investments held by GR-CK are all denominated in German marks as stipulated by the investment guidelines of the joint venture agreement.

The invested assets of the Corporation's pre-existing international subsidiaries were $759 million at December 31, 1994. This portfolio was invested approximately 75 percent in fixed maturities, 15 percent in equities and 10 percent in short-term investments. The pretax yield on these investments was 7.6 percent in 1994 and 7.8 percent in 1993. The portfolio of each subsidiary is managed by local professional asset managers who are overseen by a local Board of Directors and the Corporation's investment department based in Stamford.

Liabilities

The Corporation's gross liability for claims and claim expenses, which provides for future obligations arising from current and prior property/casualty reinsurance and insurance transactions, amounted to $12,158 million at December 31, 1994. Growth in the liability of $3,706 million during 1994 is due to $3,135 million associated with the Cologne Re joint venture and $571 million from pre-existing international operations. In addition to the gross liability for property/casualty claim and claim expenses, the Corporation, through its interest in Cologne Re, has a gross liability for future policy benefits for life and health contracts of $1,960 million. The asset for reinsurance recoverable on paid and unpaid losses was $2,067 million at December 31, 1994, compared to $1,476 million at December 31, 1993. Growth of $591 million in the asset is due to $373 million associated with Cologne Re ($224 million for property/casualty business and $149 million related to life and health business) and $218 million from pre-existing operations.

The ongoing financial integrity of the Corporation is dependent on reserve adequacy. The gross liability and reinsurance recoverable for claims and claim expenses were based on the Corporation's analysis of reports and individual case estimates received from ceding companies. The liability and related recoverables also include an amount estimated by the Corporation for claims and claim expenses incurred but not reported. The liability and recovery are evaluated continuously by management, annually by the Corporation's independent accountants in conjunction with their audit and periodically by independent consulting actuaries. Any resulting adjustments are included in income currently.

The liability for claims and claim expenses for 1993 and prior accident years, net of related reinsurance recoveries, decreased by $36 million in 1994. The decrease, which had a favorable effect on the Corporation's net income in 1994, was principally the result of the net impact of favorable loss development on casualty lines of business, partly offset by reserve strengthening for environmental and latent injury claims. The liability for prior accident years was increased by $140 million and $56 million during 1993 and 1992, respectively, adversely impacting net income in those years. The adverse income impact was the result of reserve strengthening principally for environmental and latent injury claims.

Included in the Corporation's liability for claims and claim expenses were liabilities for environmental and latent injury damage claims. These amounts include provisions for both reported and incurred but not reported (IBNR) claims. The table below presents the three-year development of the balance sheet liability for unpaid environmental and latent injury claims:

                                                                1994       1993       1992
                                                               ------     ------     ------
                                                                      (IN MILLIONS)
    Gross liability, beginning of year.......................  $1,332     $1,092     $  911
    Reinsurance recoverable..................................     444        358        320
                                                               ------     ------     ------
    Liability, net of reinsurance, beginning of year.........     888        734        591
    Amount incurred during year..............................     239        224        198
    Less amount paid during year.............................     100         70         55
    Cologne Re...............................................      69         --         --
                                                               ------     ------     ------
    Liability, net of reinsurance, end of year...............   1,096        888        734
    Reinsurance recoverable..................................     382        444        358
                                                               ------     ------     ------
    Gross liability, end of year.............................  $1,478     $1,332     $1,092
                                                               ======     ======     ======

The Corporation continually estimates its liabilities and related reinsurance recoveries for environmental and latent injury claims and claim expenses. These exposures do not lend themselves to traditional methods of loss development determination and therefore may be considered less reliable than reserves for standard lines of business (e.g., automobile). The estimate is composed of four parts: known claims, development on known claims, IBNR and direct excess coverage litigation expenses. Although reliability is constrained by uncertainties, the Corporation has confidence in the reported, known claim liabilities, and based on alternative methods, has projected a fairly reliable estimate of development for these claims. The Corporation has also included an estimate for IBNR which is based on fitted curves of estimated future claim emergence; this estimate is less reliable than the estimated liability for reported claims. The effect of joint and several liability on the severity of claims and a provision for future claims inflation have been included in the loss development estimate.

The Corporation has established a liability for litigation costs associated with coverage disputes arising primarily from direct excess insurance policies. The Corporation's subsidiaries were parties in approximately 120 active direct coverage cases at December 31, 1994. Such coverage litigation expenses are estimated using an actuarial forecast of actionable items and their projected costs. The Corporation paid $10 million in such costs during 1994 and as of December 31, 1994 the liability for future litigation costs related to coverage disputes was $174 million (included in the table above). The Corporation has not recorded any reinsurance recoveries for these liabilities.

As coverage disputes are tried and verdicts rendered, the Corporation expects that settled case law will result in a downward trend in future coverage litigation expenses. Because reinsurance contracts generally contain arbitration clauses which control disputes between the ceding company and the reinsurer, the Corporation does not expect the future costs associated with reinsurance disputes to be material.

Ceding companies report information about environmental and latent injury claims based upon their individual and differing methodologies for characterizing claims. For example, some ceding companies report one claim for a policyholder with a number of exposure sites, whereas others report each exposure at each site as a separate claim. In addition, a substantial number of latent injury claims, which are often reported to the Corporation on a precautionary basis by ceding companies and insureds prior to reaching the reinsured layer, close without reinsurance payment. Due to these factors, the Corporation is unable to provide meaningful claim count information.

The liability for environmental and latent injury claims and claim expenses is management's best estimate of future claim and claim expense payments and recoveries which are expected to develop over the next thirty years. The Corporation continues to monitor evolving case law and its effect on environmental and latent injury claims. Changing government regulations and legislation, newly identified toxins, newly reported claims, new theories of liability, new contract interpretations and other factors could significantly affect future claim development. While the Corporation has recorded its current best estimate of its liabilities for unpaid claims and claim expenses, it is reasonably possible that these estimated liabilities, net of estimated reinsurance recoveries, may increase in the future and that the increase may be material to the Corporation's results from operations, cash flows and financial position. It is not possible to estimate reliably the amount of additional net loss, or the range of net loss, that is reasonably possible.

The Corporation discounts certain liabilities associated with workers' compensation claims. A new statutory accounting rule adopted in December 1993 by the NAIC, effective for calendar year 1994 and subsequent statutory annual statements, allows the discounting of "tabular reserves", as defined, and allows discounting of non-tabular reserves if permitted by the insurer's state of domicile. As of December 31, 1994, GRC recorded $1,328 million in discount on its loss reserves. Of that amount, $839 million relates to reserves eligible for the tabular reserve discount and $489 million relates to non-tabular reserves for medical costs associated with tabular reserve claims. The Delaware Insurance Department has confirmed that GRC may continue to discount both its tabular reserves and the medical expenses associated with such tabular reserves at 4.5% per year. Accordingly, the adoption of the statutory reserve discount rule during 1994 did not effect the Corporation's results from operations, cash flows and financial condition.

Assets and Liabilities of the Financial Services Operations

The asset and liability positions of the financial services operations fluctuate based on its dealer and related risk-management activities. GRFP manages its market risk through the purchase and sale of government securities and futures contracts and by entering into offsetting derivative transactions. The purchase of government securities (fixed maturities at fair value), which are financed through collateralized repurchase agreements (securities sold under agreements to repurchase), and the sale of government securities (securities sold but not yet purchased), whose proceeds are invested in reverse repurchase agreements (securities purchased under agreements to resell), contribute to the short-term fluctuation in the operation's total assets and liabilities, while generally not having any material effect on common stockholders' equity. During 1994, invested assets of these operations decreased $494 million to $1,661 million. Securities purchased under agreements to resell (an asset) increased $680 million in 1994 to $813 million. Securities sold under agreements to repurchase (a liability) decreased $628 million in 1994 to $938 million. Securities sold but not yet purchased represent obligations of the Corporation to deliver the specified security at the contracted price, thereby creating a liability to repurchase the security in the market at prevailing prices. Accordingly, the Corporation's ultimate obligation to satisfy the sale of securities sold but not yet purchased may exceed the amount recognized in the balance sheet. The Corporation controls and manages this risk through the use of credit and market risk limits and reviews its market exposure on a daily basis. The liability for securities sold but not yet purchased increased $385 million in 1994 to $927 million at December 31, 1994.

Effective January 1, 1994, the Corporation adopted FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts. The Interpretation further clarifies the definition of a right of set-off. Effective December 31, 1994, the Corporation adopted FASB Interpretation No. 41, Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements. The Interpretation modified the accounting in FASB Interpretation No. 39 to permit offsetting in the balance sheet of payables and receivables for repurchase and reverse repurchase agreements when these agreements are with the same counterparty, have the same settlement date, are part of a master netting arrangement, and can be settled for cash on a net basis. The Corporation has reclassified amounts on the December 31, 1993 balance sheet to conform to the new Interpretations. The combined effect of adopting Interpretations Nos. 39 and 41 increased reported assets and liabilities by approximately $950 million at December 31, 1993 and $1,747 million at December 31, 1994. Adoption of these Interpretations had no impact on results from operations, cash flows or stockholders' equity.

Equity

Common stockholders' equity at December 31, 1994 was $4,859 million, an increase of 2.1 percent over $4,761 million at December 31, 1993. The change in common stockholders' equity was primarily due to net income of $665 million less the decline in after-tax unrealized appreciation of $230 million, stock repurchases of $207 million and dividends paid of $168 million. Common stockholders' equity at December 31, 1993 increased 12.6 percent over the $4,227 million at year end 1992.

The ratio of claim and claim expense reserves, net of reinsurance, to common stockholders' equity at December 31, 1994 was 2.1 to 1.0, and the ratio of net written premiums to common stockholders' equity was 0.6 to 1.0. These two ratios are conservative by insurance industry averages and indicate the capacity to assume additional reinsurance business.

GRC, the principal domestic operating subsidiary, has a claims-paying rating of AAA from Standard & Poor's and a financial strength rating of Aaa from Moody's. GRC is also rated A++ by A.M. Best Company, a leading insurance industry rating agency. Each of these ratings represents the highest category for the respective rating agency.

LIQUIDITY AND CAPITAL RESOURCES

A summary of the Corporation's cash flow by business segment was as follows:

                                                               1994        1993       1992
                                                              -------     -------     -----
                                                                      (IN MILLIONS)
    Operating activities:
      Domestic property/casualty............................  $   968     $   899     $ 673
      International property/casualty.......................      215          80        42
      Financial services....................................    1,227      (1,257)      (88)
                                                              -------     -------     -----
    Consolidated operating cash flows.......................    2,410        (278)      627
                                                              -------     -------     -----
    Investing activities:
      Domestic property/casualty............................      (16)       (871)     (248)
      International property/casualty.......................     (189)        (60)      (30)
      Financial services....................................     (507)       (417)      (27)
      Net purchase of shares in GR-CK.......................     (582)         --        --
      Cash obtained on purchase of GR-CK....................      153          --        --
                                                              -------     -------     -----
    Consolidated investing cash flows.......................   (1,141)     (1,348)     (305)
                                                              -------     -------     -----
    Financing activities:
      Domestic property/casualty............................     (350)        (16)     (420)
      International property/casualty.......................      (22)        (18)      (13)
      Financial services....................................     (715)      1,679       118
                                                              -------     -------     -----
    Consolidated financing cash flows.......................   (1,087)      1,645      (315)
                                                              -------     -------     -----
    Consolidated change in cash.............................  $   182     $    19     $   7
                                                              =======     =======     =====

The Corporation's cash flow from operations was $2,410 million in 1994, compared with negative $278 million in 1993, and positive $627 million in 1992. The Corporation's negative operating cash flow in 1993 was not a result of a deterioration in the Corporation's liquidity or profitability. Rather, the negative operating cash flow resulted from the requirement under generally accepted accounting principles to disaggregate GRFP's interrelated cash flows into operating, investing, and financing activities. GRFP hedges its open derivative product positions by the purchase or sale of government securities. These transactions are classified as operating activities in the statement of cash flows. GRFP finances its security purchases through collateralized repurchase agreements which are characterized as financing activities in the cash flow statement. The Corporation invests its short-term cash proceeds in securities purchased under agreements to resell ("reverse repos"), which are characterized as investing activities in the cash flow statement. The disaggregation of these interrelated cash flows for financial reporting purposes creates variability in reported operating cash flow of the financial services segment without a corresponding effect on results from operations.

Domestic and international operating cash flows grew in 1994 and 1993, reflecting growth in the business. Domestic property/casualty financing cash flows include the Corporation's stock repurchases and dividends to stockholders. As discussed earlier, the Corporation made a net cash investment in 1994 of $582 million in GR-CK, the holding company which owns approximately 66.3 percent of the economic interest of Cologne Re. The funds invested in GR-CK are not available for the Corporation's general business purposes, but are subject to certain restrictions according to the joint venture agreement. The Corporation's domestic cash flow should not be significantly affected by the joint venture structure as interest paid to GR-CK on the intercompany note will be funded by dividends received from GR-CK.

Dividends paid to common and preferred stockholders were $168 million, $170 million and $164 million in 1994, 1993 and 1992, respectively. The Corporation used $207 million, $134 million and $179 million to repurchase 1,912,500 shares, 1,213,600 shares and 2,138,100 shares of its common stock in the years ended December 31, 1994, 1993 and 1992, respectively. Through December 31, 1994, the Corporation has purchased $1,563 million (21,909,300 shares) of its common stock since the inception of the repurchase program in

1987. In February 1994, the Corporation's Board of Directors authorized an additional repurchase of up to $250 million of common stock. At December 31, 1994, the Corporation had $100 million available under Board authorized repurchase programs and additional standing authority to repurchase shares in anticipation of shares to be issued under various compensation plans. On February 8, 1995, the Board of Directors declared a regular quarterly dividend of $.49 per share on the common stock of the Corporation. This represents an increase of 2.1% over the $.48 per share dividend paid in prior quarters of 1994 and the 19th consecutive year in which the Corporation has had a dividend increase.

At December 31, 1994, the Corporation had $150 million of senior debt outstanding, which is rated AAA by Standard and Poor's and Aa1 by Moody's. The Corporation issues short-term commercial paper to provide additional financial flexibility for its operations. Commercial paper offered by the Corporation has been rated A1+ by Standard & Poor's and Prime 1 by Moody's. At December 31, 1994, $31 million of short-term commercial paper was outstanding with an average interest rate of 6.0 percent and a weighted average maturity of 29.8 days. In June 1994, the Corporation increased its lines of credit through a number of participating banks, from $500 million to $1 billion, to provide additional support for commercial paper issuance and to increase its financial flexibility. At December 31, 1994, the Corporation had no outstanding loans under this facility.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             GENERAL RE CORPORATION

        INDEX TO RESERVE DISCLOSURES, FINANCIAL STATEMENTS AND SCHEDULES

                                                                                       PAGE
                                                                                     --------
RESERVE DISCLOSURES
Property/Casualty Insurance Reserve Disclosures (Unaudited)........................     22-25

FINANCIAL STATEMENTS
Report of Independent Accountants..................................................        26
Consolidated Statements of Income for the years ended December 31, 1994, 1993 and
  1992.............................................................................        27
Consolidated Balance Sheets as of December 31, 1994 and 1993.......................        28
Consolidated Statements of Common Stockholders' Equity for the years ended December
  31, 1994, 1993 and 1992..........................................................        29
Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1993
  and 1992.........................................................................        30
Notes to Financial Statements......................................................     31-55

FINANCIAL STATEMENT SCHEDULES
I.   Condensed Financial Information of Registrant as of December 31, 1994 and
     1993 and for the years ended December 31, 1994, 1993 and 1992.................   S-1-S-3
V.   Supplementary Insurance Information as of December 31, 1994, 1993 and 1992 and
     for the years then ended......................................................       S-4

Schedules other than those listed above have been omitted since they are either not required, not applicable or repeat information disclosed in the notes to financial statements.

                PROPERTY/CASUALTY INSURANCE RESERVE DISCLOSURES

The consolidated financial statements include estimated liabilities for unpaid claims and claim expenses of the Corporation's domestic and international property/casualty reinsurance subsidiaries. The provision for reported but unpaid claims and claim expenses is based on audited client reports and individual case estimates, including anticipated salvage and subrogation recoverable. A provision is included for incurred but not reported ("IBNR") claims and claim expenses on the basis of past experience. Historic premium, claim and claim expense data are organized in actuarial formats, analyzed for credibility, and processed through actuarial formulae. Using actuarial judgment, forecasts of IBNR claims and claim expenses are determined and tested for validity. The Corporation strives for accuracy in its reserving structure and monitors its predictions against actual claims and claim expense emergence. The methods of making such estimates and for establishing the resulting liabilities are continually reviewed and updated. All adjustments to the reserve structure (which encompasses claims from up to 50 years ago) are included in current operating results.

The actuary relied upon by management in forming the basis of its belief as to the adequacy of reserves is Lee R. Steeneck, FCAS, MAAA, a Vice President of GRC. In addition to the ongoing review by management, these liabilities are subject to independent review on a regular basis. The Corporation's independent public accountants use actuaries during their annual financial statement audit to review both current balance sheet liabilities and charges to the income statement. In addition, the Audit Committee of the Board of Directors has periodically engaged the services of an actuarial consulting firm to compare the reserve liabilities established by management with the estimates of an independent consulting actuary.

The table below provides a reconciliation of the beginning and ending claim and claim expense liability, net of reinsurance, for 1994, 1993 and 1992.

                                    TABLE 1

                          RECONCILIATION OF LIABILITY
                         FOR CLAIMS AND CLAIM EXPENSES
                                 (IN MILLIONS)

                                                                   1994        1993       1992
                                                                  -------     ------     ------
Balance at January 1............................................  $ 8,452     $8,204     $7,416
  Reinsurance recoverables on unpaid claims and claim
     expenses...................................................   (1,396)    (1,366)    (1,022)
                                                                  -------     ------     ------
Net balance at January 1........................................    7,056      6,838      6,394
Incurred claims and claim expenses related to:
  Current year..................................................    2,017      1,583      1,773
  Prior years...................................................      (36)       140         56
                                                                  -------     ------     ------
                                                                    1,981      1,723      1,829
                                                                  -------     ------     ------
Claim and claim expense payments related to:
  Current year..................................................      423        214        341
  Prior years...................................................    1,206      1,291      1,044
                                                                  -------     ------     ------
Total payments..................................................    1,629      1,505      1,385
                                                                  -------     ------     ------
Net balance at December 31......................................    7,408      7,056      6,838
  Reinsurance recoverables on unpaid claims and claim
     expenses...................................................    1,615      1,396      1,366
  Cologne Re unpaid claims and claim expenses...................    3,135         --         --
                                                                  -------     ------     ------
Balance at December 31..........................................  $12,158     $8,452     $8,204
                                                                  =======     ======     ======

The Corporation discounts certain domestic workers' compensation loss reserves at an interest rate of 4.5 percent per annum, the same rate used for reporting to state regulatory authorities with respect to the same claim liabilities. These claims are characterized by periodic indemnity payments principally for wage loss and medical/rehabilitation expenses which are generally fixed or determinable, both in amount and duration. The amortization of the discount is included in current operating results as part of the development of prior years' liabilities. The effect of discounting was to reduce liabilities for claims and claim expenses, net of reinsurance, as follows:

                                    TABLE 2

                         RECONCILIATION OF DISCOUNTING
                  NET LIABILITY FOR CLAIMS AND CLAIM EXPENSES
                                 (IN MILLIONS)

                                                                    1994       1993       1992
                                                                   ------     ------     ------
Cumulative discount, beginning of year...........................  $1,319     $1,222     $1,081
Discount benefit for year........................................      64        146        187
Amortization of discount.........................................     (55)       (49)       (46)
                                                                   ------     ------     ------
Effect of discounting on income before income taxes..............       9         97        141
                                                                   ------     ------     ------
Cumulative discount benefit, end of year.........................  $1,328     $1,319     $1,222
                                                                   ======     ======     ======

Table 3 reconciles the difference between liabilities for claims and claim expenses, net of reinsurance, reported in the consolidated financial statements under generally accepted accounting principles ("GAAP") with that reported in annual statements filed with state insurance regulators in accordance with SAP.

                                    TABLE 3

                GAAP TO SAP RECONCILIATION OF NET LIABILITY FOR
                           CLAIMS AND CLAIM EXPENSES
                                 (IN MILLIONS)

                                                                           DECEMBER 31, 1994
                                                                           -----------------
Consolidated GAAP basis:
  Gross..................................................................       $12,158
  Ceded..................................................................        (1,841)
                                                                                -------
  Net....................................................................        10,317
Loss portfolios..........................................................          (507)
Liability of international subsidiaries..................................          (378)
Cologne Re...............................................................        (2,910)
                                                                                -------
Domestic liability reported on a SAP basis...............................       $ 6,522
                                                                                =======

Table 4 presents the development of net balance sheet liabilities for the Corporation's property/casualty operations from 1984 through 1994. Table 5 presents the development of the gross balance sheet liability for the Corporation's property/casualty operations from 1992 through 1994. Reference is made to Exhibit 28, "Combined Domestic Property/Casualty Insurance Company Schedule P" for a more detailed review of SAP liabilities on an accident year basis. Claim and claim expense liabilities associated with the Cologne Re joint venture are included in the Corporation's liabilities in Table 4 and Table 5 at December 31, 1994, although the joint venture had no effect on claim development during 1994 and prior years. The accident-year information required to complete Table 4 and Table 5 for the Corporation's other international subsidiaries was not available in prior years. Although the related amounts were not significant to the consolidated total in prior years, these amounts have been included beginning in 1994. The net liabilities for unpaid claims and claim expenses of these international operations and percentages of the consolidated total were $378 million or 3.7 percent for 1994, $253 million or 3.6 percent for 1993 and $202 million or 3.0 percent for 1992.

The first data row shows the estimated net liability for unpaid claims and claim expenses recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of claims and claim expenses, including IBNR, that are outstanding as of the balance sheet date.

The upper "triangle" of data shows the reestimated amount of the previously recorded net liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims for individual years.

The "Cumulative (Deficiency) Redundancy" represents the aggregate change in the initial estimates from the original date through December 31, 1994. Annual changes in the estimates are reflected in current operating results each year as the liabilities are reevaluated. The lower "triangle" of data shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year.

                                    TABLE 4

          ANALYSIS OF NET UNPAID CLAIMS AND CLAIM EXPENSES DEVELOPMENT
                                 (IN MILLIONS)

           YEAR ENDED
           DECEMBER 31              1984        1985        1986        1987       1988       1989       1990       1991       1992
- ---------------------------------  -------     -------     -------     ------     ------     ------     ------     ------     ------
Net liability for unpaid claims
  and claim expenses.............  $ 2,539     $ 2,924     $ 4,043     $4,738     $5,217     $5,549     $5,842     $6,230    $6,635
Net liability reestimated as of:
  1 year later...................    2,702       3,443       4,348      4,903      5,185      5,537      5,856      6,286     6,775
  2 years later..................    3,090       3,742       4,691      4,927      5,247      5,481      5,778      6,352     6,850
  3 years later..................    3,289       4,000       4,757      4,991      5,166      5,502      5,906      6,475
  4 years later..................    3,537       4,123       4,874      4,983      5,236      5,683      6,091
  5 years later..................    3,598       4,268       4,910      5,077      5,420      5,900
  6 years later..................    3,657       4,321       5,022      5,284      5,642
  7 years later..................    3,743       4,442       5,225      5,528
  8 years later..................    3,850       4,654       5,467
  9 years later..................    4,070       4,935
  10 years later.................    4,307
Total cumulative (deficiency)
  redundancy.....................   (1,768)     (2,011)     (1,424)      (790)      (425)      (351)      (249)      (245)     (215)
Cumulative amount of net
  liability paid through:
  1 year later...................      490         622         890        747        812        927        905      1,044     1,291
  2 years later..................      975       1,229       1,385      1,354      1,436      1,584      1,613      1,955     2,195
  3 years later..................    1,390       1,614       1,877      1,846      1,903      2,115      2,332      2,570
  4 years later..................    1,657       1,980       2,267      2,209      2,320      2,689      2,769
  5 years later..................    1,896       2,280       2,565      2,546      2,814      3,025
  6 years later..................    2,109       2,503       2,842      2,965      3,085
  7 years later..................    2,293       2,724       3,207      3,203
  8 years later..................    2,444       2,965       3,413
  9 years later..................    2,636       3,146
  10 years later.................    2,799

           YEAR ENDED
           DECEMBER 31              1993       1994
- ---------------------------------  ------     -------
Net liability for unpaid claims
  and claim expenses.............  $6,803     $10,317
Net liability reestimated as of:
  1 year later...................   6,767
  2 years later..................
  3 years later..................
  4 years later..................
  5 years later..................
  6 years later..................
  7 years later..................
  8 years later..................
  9 years later..................
  10 years later.................
Total cumulative (deficiency)
  redundancy.....................      36          XX
Cumulative amount of net
  liability paid through:
  1 year later...................   1,206
  2 years later..................
  3 years later..................
  4 years later..................
  5 years later..................
  6 years later..................
  7 years later..................
  8 years later..................
  9 years later..................
  10 years later.................

                                    TABLE 5

         ANALYSIS OF GROSS UNPAID CLAIMS AND CLAIM EXPENSES DEVELOPMENT
                                 (IN MILLIONS)

                                                                     YEAR ENDED DECEMBER 31,
                                                                  -----------------------------
                                                                   1992       1993       1994
                                                                  ------     ------     -------
Gross liability for unpaid claims and claim expenses............  $7,968     $8,122     $12,158
Gross liability reestimated as of:
  1 year later..................................................   8,087      8,061
  2 years later.................................................   8,149
Total cumulative (deficiency) redundancy........................    (181)        61
Cumulative amount of gross liability paid through:
  1 year later..................................................   1,620      1,351
  2 years later.................................................   2,641

A number of major trends occurred within the industry which have significantly affected the development of the Corporation's liabilities for claims and claim expenses displayed in Table 4. Starting in 1980, the Corporation considerably strengthened the liability for claims and claim expenses for latent injury (e.g., asbestos-related) and environmental (e.g., pollution) claims. When originally written, these exposures, some dating back to the 1940s, were not known to cause bodily harm or property damage. Coverage, if any, was provided to policyholders on a very limited basis. Liberal interpretations of very carefully worded insurance policy contract language have, in retrospect, created unanticipated liabilities for the property/casualty insurance industry. The cumulative deficiency in the Corporation's historical liabilities shown in Table 4 reflects development of environmental and latent injury damage claims. Adjustments to the Corporation's liabilities have been made in each year's current operating results since 1980 to reflect the evolution of case law which has widened the nature and extent of insurance and reinsurance coverage for these exposures.

Between 1983 and 1987, the Corporation strengthened its reserves for reinsurance of medical malpractice liability insurance business written on the occurrence form. The crisis in medical malpractice insurance led the Corporation to eliminate occurrence coverage and solely reinsure on a claims made basis. Reinsurance of other classes of professional liability coverage is also generally written on a claims made basis. Patterns of reinsurance liability emergence for claims made coverages differ substantially from such patterns for occurrence coverages.

Beginning in 1985, the Corporation strengthened its prices and continued to increase its reserves. Significant reserve strengthening on excess liability to qualified self insurers, written on both an excess of specific loss and aggregate basis, has been partially offset by favorable development on reinsurance of liability business written at the higher pricing levels.

High levels of social and economic inflation have had a leveraged effect on liabilities for claims and claim expenses. Implicit within the reserve structure is an increase in both the frequency and severity of claims between years. In recent years, some of the Corporation's clients have increased the amount of their retained risk which partially offsets the effect of social and economic inflation.

The Corporation purchases reinsurance, in both the domestic and international markets, which provides protection from large property, liability or workers' compensation claims and allows the Corporation to offer greater capacity to clients for certain lines of business. The Corporation has increased its capacity over time by retaining more risk and by purchasing additional reinsurance protection above its retentions.

In evaluating this information, it should be noted that conditions and trends affecting the development of liabilities in the past may not occur in the future. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies based on these tables. Current actuarial studies indicate that liabilities for claims and claim expense as of December 31, 1994, net and gross of reinsurance, are adequate.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of General Re Corporation Stamford, Connecticut

We have audited the consolidated financial statements and schedules of General Re Corporation and subsidiaries listed in the index on page 21 of this Form 10-K. These financial statements and schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of General Re Corporation and subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

As discussed in Note 2 to the consolidated financial statements, the Corporation adopted Financial Accounting Standards No. 109, and accordingly, changed its method of accounting for income taxes in 1992.

                                          COOPERS & LYBRAND L.L.P.

New York, New York
February 6, 1995

                             GENERAL RE CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                              1994           1993           1992
                                                             ------         ------         ------
PREMIUMS AND OTHER REVENUES
Net premiums written.................................        $3,001         $2,524         $2,349
                                                             ======         ======         ======
Net premiums earned..................................        $2,788         $2,446         $2,319
Net investment income................................           749            755            755
Other revenues.......................................           234            200            113
Net realized gains on investments....................            66            159            200
                                                             ------         ------         ------
          Total revenues.............................         3,837          3,560          3,387
                                                             ------         ------         ------
EXPENSES
Claims and claim expenses............................         1,981          1,723          1,829
Acquisition costs....................................           614            552            499
Other operating costs and expenses...................           448            400            338
                                                             ------         ------         ------
          Total expenses.............................         3,043          2,675          2,666
                                                             ------         ------         ------
          Income before income taxes and cumulative
            effect adjustments.......................           794            885            721
Income tax expense (benefit):
  Current............................................           152            160            144
  Deferred...........................................           (23)            28            (19)
                                                             ------         ------         ------
Income tax expense...................................           129            188            125
                                                             ------         ------         ------
          Income before cumulative effect
            adjustments..............................           665            697            596
Cumulative effect of accounting changes..............            --             14             61
                                                             ------         ------         ------
          Net income.................................        $  665         $  711         $  657
                                                             ======         ======         ======
SHARE DATA:
Income before cumulative-effect adjustments..........        $ 7.97         $ 8.11         $ 6.84
Cumulative effect of accounting changes..............            --            .17            .71
                                                             ------         ------         ------
Net income per common share..........................        $ 7.97         $ 8.28         $ 7.55
                                                             ======         ======         ======
Dividends per share to common stockholders...........        $ 1.92         $ 1.88         $ 1.80
Average common shares outstanding....................    82,071,651     84,542,686     85,667,413

In 1993, the Corporation adopted the accounting prescribed by the Emerging Issues Task Force for multiple-year, retrospectively rated reinsurance contracts. The pro forma effect of adopting the consensus would have resulted in net income of $618 million ($7.10 per share) in 1992.

  The accompanying notes are an integral part of these consolidated financial statements.

                             GENERAL RE CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1994 AND 1993
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                            1994        1993
                                                                           -------     -------
                                            ASSETS
INVESTMENTS:
  Fixed maturities:
     Held-to-maturity (fair value: $1,971 in 1994; $2,122 in 1993).......  $ 1,900     $ 1,925
     Available-for-sale (cost: $10,840 in 1994; fair value: $7,793 in
      1993)..............................................................   10,717       7,219
     Trading (cost: $1,579 in 1994; $2,044 in 1993)......................    1,557       2,073
  Equity securities, at fair value (cost: $2,318 in 1994; $1,560 in
     1993)...............................................................    2,977       2,459
  Short-term investments, at amortized cost which approximates fair
     value...............................................................    1,032         224
  Other invested assets..................................................      715         446
                                                                           -------     -------
  Total investments......................................................   18,898      14,346
                                                                           -------     -------
Cash.....................................................................      242          60
Accrued investment income................................................      272         240
Accounts receivable......................................................    1,421         851
Funds held by reinsured companies........................................    1,942         208
Reinsurance recoverable..................................................    2,067       1,476
Deferred acquisition costs...............................................      324         153
Securities purchased under agreements to resell..........................      813         133
Trading account assets...................................................    1,928       1,568
Other assets.............................................................    1,690         384
                                                                           -------     -------
          Total assets...................................................  $29,597     $19,419
                                                                           =======     =======
                                         LIABILITIES
Claims and claim expenses................................................  $12,158     $ 8,452
Future policy benefits for life and health contracts.....................    1,960          --
Unearned premiums........................................................    1,642         840
Other reinsurance balances...............................................    2,318         372
Notes payable and commercial paper.......................................      188         453
Income taxes.............................................................      196         313
Securities sold under agreements to repurchase...........................      938       1,566
Securities sold but not yet purchased....................................      927         542
Trading account liabilities..............................................    2,320       1,395
Other liabilities........................................................    1,046         724
Minority interest........................................................    1,044          --
                                                                           -------     -------
          Total liabilities..............................................   24,737      14,657
                                                                           -------     -------
Cumulative convertible preferred stock (shares issued: 1,734,717 in 1994
  and 1,741,010 in 1993; no par value)...................................      148         149
Loan to employee savings and stock ownership plan........................     (147)       (148)
                                                                           -------     -------
                                                                                 1           1
                                                                           -------     -------
                                 COMMON STOCKHOLDERS' EQUITY
Common stock (102,827,344 shares issued in 1994 and 1993; par value
  $.50)..................................................................       51          51
Paid-in capital..........................................................      604         596
Unrealized appreciation of investments, net of income taxes..............      421         651
Currency translation adjustments, net of income taxes....................      (20)        (42)
Retained earnings........................................................    5,330       4,830
Less common stock in treasury, at cost (shares held: 20,955,202 in 1994
  and 19,195,866 in 1993)................................................   (1,527)     (1,325)
                                                                           -------     -------
          Total common stockholders' equity..............................    4,859       4,761
                                                                           -------     -------
          Total liabilities, cumulative convertible preferred stock and
           common stockholders' equity...................................  $29,597     $19,419
                                                                           =======     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                             GENERAL RE CORPORATION

             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                 (IN MILLIONS)

                                                                 1994        1993        1992
                                                                -------     -------     -------
COMMON STOCK:
  Beginning of year...........................................  $    51     $    51     $    51
  Change for the year.........................................       --          --          --
                                                                -------     -------     -------
     End of year..............................................       51          51          51
                                                                -------     -------     -------
PAID-IN CAPITAL:
  Beginning of year...........................................      596         589         581
  Stock issued under stock option and other incentive plans...        6           5           4
  Other.......................................................        2           2           4
                                                                -------     -------     -------
     End of year..............................................      604         596         589
                                                                -------     -------     -------
UNREALIZED APPRECIATION OF INVESTMENTS, NET OF INCOME TAXES:
  Beginning of year...........................................      651         517         519
  Cumulative effect of accounting change (FAS 115), net of
     income taxes of $201 million.............................      373          --          --
  Change for the year.........................................     (942)        203          26
  Applicable income taxes.....................................      339         (69)        (28)
                                                                -------     -------     -------
     End of year..............................................      421         651         517
                                                                -------     -------     -------
CURRENCY TRANSLATION ADJUSTMENTS, NET OF INCOME TAXES:
  Beginning of year...........................................      (42)        (19)         (5)
  Change for the year.........................................       22         (23)        (14)
                                                                -------     -------     -------
     End of year..............................................      (20)        (42)        (19)
                                                                -------     -------     -------
RETAINED EARNINGS:
  Beginning of year...........................................    4,830       4,285       3,788
  Net income..................................................      665         711         657
  Dividends paid on common stock..............................     (157)       (159)       (153)
  Dividends paid on preferred stock, net of income taxes......       (8)         (7)         (7)
                                                                -------     -------     -------
     End of year..............................................    5,330       4,830       4,285
                                                                -------     -------     -------
COMMON STOCK IN TREASURY:
  Beginning of year...........................................   (1,325)     (1,196)     (1,023)
  Cost of shares acquired during year.........................     (207)       (134)       (179)
  Issued under stock option and other incentive plans.........        5           5           6
                                                                -------     -------     -------
     End of year..............................................   (1,527)     (1,325)     (1,196)
                                                                -------     -------     -------
          Total common stockholders' equity...................  $ 4,859     $ 4,761     $ 4,227
                                                                =======     =======     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                             GENERAL RE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                 (IN MILLIONS)

                                                                 1994        1993        1992
                                                                -------     -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..................................................  $   665     $   711     $   657
  Cumulative effect of accounting changes.....................       --         (14)        (61)
  Adjustments to reconcile net income to net cash provided by operating activities:
     Change in claim and claim expense liabilities............      571         248         788
     Change in reinsurance recoverable........................     (220)        (30)       (345)
     Change in unearned premiums..............................      261           4          35
     Amortization of acquisition costs........................      613         561         499
     Acquisition costs deferred...............................     (672)       (559)       (496)
     Purchase of trading account securities...................    1,247      (1,131)       (108)
     Other changes in assets and liabilities..................       11          91        (142)
     Realized gains on investments............................      (66)       (159)       (200)
                                                                -------     -------     -------
          Net cash from (used in) operating activities........    2,410        (278)        627
                                                                -------     -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Fixed maturities: held-to-maturity
     Purchases................................................      (40)        (66)        (56)
     Calls and maturities.....................................      296         395         333
     Sales....................................................       --          --          --
  Fixed maturities: available-for-sale
     Purchases................................................   (4,375)     (4,020)     (4,131)
     Calls and maturities.....................................      267         624         290
     Sales....................................................    4,042       2,495       3,406
  Equity securities
     Purchases................................................     (999)     (1,372)       (777)
     Sales....................................................      978       1,014         595
  Other invested assets.......................................      (61)       (168)        (47)
  Net (purchases) sales of short-term investments.............     (139)        189         148
  Securities purchased under agreements to resell.............     (681)       (439)        (66)
  Net purchase of shares in GR-CK.............................     (582)         --          --
  Cash obtained on purchase of GR-CK..........................      153          --          --
                                                                -------     -------     -------
          Net cash used in investing activities...............   (1,141)     (1,348)       (305)
                                                                -------     -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of notes payable.................................      (21)         (6)       (100)
  Commercial paper borrowing (repayment), net.................     (230)        251          (5)
  Securities sold under agreements to repurchase..............     (628)      1,597         123
  Change in contract deposits.................................      171          98          --
  Cash dividends paid to stockholders: Common.................     (157)       (159)       (153)
                                       Preferred..............      (11)        (11)        (11)
  Acquisition of treasury stock...............................     (222)       (134)       (179)
  Other.......................................................       11           9          10
                                                                -------     -------     -------
          Net cash (used in) from financing activities........   (1,087)      1,645        (315)
                                                                -------     -------     -------
Change in cash................................................      182          19           7
Cash, beginning of year.......................................       60          41          34
                                                                -------     -------     -------
Cash, end of year.............................................  $   242     $    60     $    41
                                                                =======     =======     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                             GENERAL RE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following are the significant accounting policies and practices of General Re Corporation and Subsidiaries (the "Corporation"):

BASIS OF PRESENTATION: The Corporation's consolidated financial statements have been prepared on the basis of generally accepted accounting principles. The consolidated financial statements include the Corporation and its subsidiaries. All significant intercompany transactions have been eliminated. Certain international subsidiaries report their results on a quarter lag. This practice has no material effect on the consolidated financial statements.

On December 28, 1994, the Corporation and Colonia Konzern AG ("Colonia") formed a new company that acquired 75 percent of the common shares and approximately 30 percent of the preferred shares of Kolnische Ruckversicherungs-Gesellschaft AG ("Cologne Re"). As a result of its investment in GR-CK at the end of 1994 (see
Note 3), the Corporation's operating results were not materially affected by the Cologne Re joint venture. Due to the ownership and control structure of GR-CK and Cologne Re, the Corporation has consolidated the balance sheet of the joint venture in its balance sheet at December 31, 1994.

Certain reclassifications have been made to 1993 and 1992 balances to conform to the 1994 presentation.

INVESTMENTS: Effective for 1994, fixed maturity securities that the Corporation has both the ability and intent to hold to maturity are classified as held-to-maturity and carried at amortized cost. Fixed maturity securities that the Corporation may sell prior to maturity in response to changes in market interest rates, changes in liquidity needs, or other factors and equity securities are classified as available-for-sale and carried at fair value, with unrealized gains and losses, net of deferred income taxes, excluded from income and reported in a separate component of common stockholders' equity. Fixed maturity securities that are held for resale are classified as trading and carried at fair value, with unrealized gains and losses included in income. In 1993, fixed maturity securities that the Corporation might have sold prior to maturity in response to changes in market interest rates, changes in liquidity needs or other factors were carried at the lower of aggregate amortized cost or fair value. These securities, which are shown in the balance sheet as comparable to the available-for-sale category utilized in 1994, are carried at fair value commencing in 1994. See Note 2, "Accounting Changes", for additional discussion of the Corporation's adoption of Statement of Financial Accounting Standards No. 115.

Realized gains or losses on sales of investments are primarily determined on the basis of identified cost and include adjustments to the net realizable value of investments for declines in value that are considered to be other than temporary. Realized gains or losses include gains and losses arising from the translation into U.S. dollars of investments held by the domestic operations and denominated in foreign currencies. Investment income is recognized as earned and includes the amortization of bond discount and accretion of bond premium.

Included in other invested assets are investments in reinsurance ventures, limited partnerships and real estate. Reinsurance ventures accounted for under the equity method are carried at initial cost which is adjusted after acquisition for the Corporation's proportionate share of the venture's earnings. The amount of the adjustment is included in income. Limited partnerships are carried at estimated fair value with distributions of income recognized in investment income when received. Real estate is valued at cost and depreciated over its estimated useful life.

PROPERTY/CASUALTY OPERATIONS

     PREMIUMS EARNED: Premiums are recognized in income over the contract period in proportion to the amount of insurance or reinsurance provided. Unearned premium liabilities are established to cover the

                             GENERAL RE CORPORATION
     unexpired portion of premiums written. Such liabilities are computed by pro rata methods based on statistical data and reports received from ceding companies. Premium adjustments on contracts and audit premiums are accrued on an estimated basis throughout the contract term. Premiums are net of retrocessions.

     ACQUISITION COSTS: Acquisitions costs, consisting principally of commissions and brokerage expenses incurred at contract issuance, are deferred and amortized over the contract period in which the related premiums are earned, generally one year. Deferred acquisition costs are reviewed to determine that they do not exceed recoverable amounts, after considering investment income.

     DEFERRED CHARGES: Deferred charges ($41 million and $48 million at December 31, 1994 and 1993, respectively), which arose from certain reinsurance contracts, are amortized over the periods in which the related investment income is expected to be earned.

     CLAIMS AND CLAIM EXPENSES: The liability for claims and claim expenses is based on reports and individual case estimates received from ceding companies. The liability also includes incurred but not reported losses, which are based on past experience and is reduced by anticipated salvage and subrogation recoverable. The methods of determining such estimates and establishing the related liabilities are regularly reviewed and updated, and any resulting adjustments are currently included in income. Reinsurance recoveries on unpaid claims and claim expenses, net of uncollectible amounts, are recognized as assets at the same time and in a manner consistent with the Corporation's method for establishing the related liability. Workers' compensation liabilities, after deduction of reinsurance recoverable for unpaid losses, were $1,186 million and $1,212 million at December 31, 1994 and 1993, respectively, after being discounted at an interest rate of 4.5 percent.

LIFE INSURANCE OPERATIONS

     FUTURE POLICY BENEFITS FOR LIFE AND HEALTH CONTRACTS: The liability for future policy benefits for life and health contracts has been computed based upon assumed investment yields and mortality and withdrawal rates anticipated at the time of the Corporation's investment in Cologne Re. These assumptions include a margin for adverse deviation and vary with the characteristics of the reinsurance contract's year of issue, policy duration, country of risk, and other appropriate factors. The interest rate assumptions used vary by country ranging from 3.0 percent to 7.0 percent. There was no participating life business; however, appropriate provisions for profit-sharing commission payments to ceding companies were made.

     PRESENT VALUE OF FUTURE PROFITS: In conjunction with the formation of the Cologne Re joint venture, the Corporation obtained the right to receive future profits from life reinsurance contracts existing at the date of the joint venture's formation. The value of these profits is the actuarially determined present value of the projected profits from the obtained reinsurance contracts. The calculation of the estimated profits includes anticipated future premiums, benefit payments, lapse rates, expenses and related investment income. The present value of future profits was determined using risk adjusted discount rates ranging primarily from 10 percent through 16 percent. The interest rates selected for the valuation were determined based on the applicable interest rates in the country of risk and the risk inherent in the realization of the estimated future profits. The present value of future profits of $132 million will be amortized over the duration of the related life business, approximately 20 years, based upon the assumed underlying profits of the business acquired.

FUNDS HELD BY REINSURED COMPANIES: Funds held by reinsured companies represent ceded premium retained by the ceding company, for a period, according to contractual terms. The Corporation generally earns investment income on these balances during the period funds are held.

                             GENERAL RE CORPORATION

GOODWILL: The Corporation amortizes on a straight-line basis goodwill recorded in connection with its business combinations. Included in the balance sheet caption "other assets", was goodwill of $509 million at December 31, 1994, which is principally related to the Cologne Re joint venture and is being amortized over the expected life of the operations acquired, not exceeding 40 years.

DEFERRED INCOME TAXES: Deferred income taxes have been provided for all temporary differences between the bases of assets and liabilities used in the financial statements and the Corporation's tax returns. Deferred income taxes are also provided for unrealized appreciation (depreciation) of equity securities and certain fixed maturities, and for foreign currency translation gains or losses by a charge (credit) directly to the applicable component of common stockholders' equity.

FOREIGN CURRENCY TRANSLATION: Revenues and expenses in foreign currencies are translated at the rate of exchange at the transaction date. Assets and liabilities are translated at the rate of exchange in effect at the close of the period. Gains or losses resulting from translating foreign currency financial statements are accumulated in a separate component of common stockholders' equity. Gains or losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity's functional currency) are included in net income. The net effect of foreign currency transactions on operating results during 1994, 1993 and 1992 was immaterial.

DEPOSITS: Reinsurance contracts that do not indemnify the ceding company against loss or liability are recorded as deposits. These deposits are treated as financing transactions and are credited or charged with interest income or expense according to contract terms.

ALLOWANCE FOR DOUBTFUL ACCOUNTS: The Corporation establishes an allowance for uncollectible reinsurance recoverables and other doubtful receivables. The allowance was recorded as a valuation account that reduces the corresponding asset. The allowance was $121 million and $79 million at December 31, 1994 and 1993, respectively.

FINANCIAL SERVICES: Acting as a dealer, the Corporation engages in interest rate and currency swaps, forward rate agreements, forward foreign exchange, option, and synthetic security transactions. These contracts were accounted for as contractual commitments and were carried at estimated fair value based on then current interest, currency rates, and security values. Securities owned, securities sold but not yet purchased and futures contracts were carried at fair value. Realized and unrealized gains or losses from selling or valuing securities and contractual commitments at fair value were included in "Other revenues". Purchases of securities under agreements to resell and sales of securities under agreements to repurchase are accounted for as collateralized investing and financing transactions and were recorded at their contractual resale or repurchase amounts, plus accrued interest. Included in the balance sheet caption, trading account assets and liabilities, were the unrealized gains and losses on interest rate and currency swaps, forward currency commitments and option products.

EARNINGS PER SHARE: Earnings per common share were based on earnings, less preferred dividends, divided by the weighted average common shares outstanding during each year.

2. ACCOUNTING CHANGES

Effective January 1, 1994, the Corporation adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. The after-tax impact of Statement No. 115 decreased common stockholders' equity by $81 million at December 31, 1994. The Statement's adoption had no impact on the Corporation's results from operations. See Note 1 for additional details on the resultant changes to the Corporation's investment accounting.

Effective January 1, 1994, the Corporation adopted FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts. The Interpretation further clarifies the definition of a right of set-off. Effective

                             GENERAL RE CORPORATION

December 31, 1994, the Corporation adopted FASB Interpretation No. 41, Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements. The Interpretation modified the accounting in Interpretation No. 39 to permit offsetting in the balance sheet of payables and receivables for repurchase and reverse repurchase agreements when certain conditions are met. The Corporation has reclassified amounts on the December 31, 1993 balance sheet to conform to the new Interpretations. The combined effect of adopting Interpretations 39 and 41 increased reported assets and liabilities by approximately $950 million at December 31, 1993 and $1,747 million at December 31, 1994. Adoption of these Interpretations had no impact on results from operations or common stockholders' equity.

In 1994, the Corporation adopted Statement of Financial Accounting Standards No. 119, Disclosure about Derivatives Financial Instruments and Fair Value of Financial Instruments. The Statement provides new disclosure requirements for derivative financial instruments (see Notes 14 and 15).

Effective January 1, 1993, the Corporation adopted Statement of Financial Accounting Standards No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts. The Statement specifies the accounting for reinsurance of insurance contracts and also applies to retrocessions of reinsurance contracts. Under the Statement, prepaid reinsurance premiums and reinsurance recoveries on unpaid claims and claim expenses are to be reported as assets, rather than as reductions in liabilities. The Statement also establishes the risk transfer requirements that a contract must satisfy in order to be accounted for as reinsurance and prescribes accounting and reporting standards for reinsurance contracts. Contracts that do not both transfer significant insurance risk and result in the reasonable possibility that the reinsurer (or retrocessionaire) may realize a significant loss from the insurance risk assumed are required to be accounted for as deposits. Adoption of the risk transfer components of the new Statement did not have a material impact on the Corporation's financial position or results from operations in 1993.

On July 22, 1993, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on accounting for multiple-year, retrospectively rated reinsurance contracts. The Corporation adopted the EITF's prescribed method of accounting for such contracts during the third quarter of 1993. Accordingly, the Corporation reported a cumulative-effect adjustment of $14 million, or $.17 per share, principally to recognize an asset for the amounts due from retrocessionaires related to favorable contract experience through January 1, 1993.

Effective January 1, 1993, the Corporation adopted Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other than Pensions. See Note 8 for additional details on the adoption of this Statement.

Effective January 1, 1992, the Corporation adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The Statement requires the use of the liability method of accounting for deferred income taxes. The cumulative effect of the change in accounting increased net income in 1992 by $61 million, or $.71 per common share.

3. REINSURANCE VENTURES

Cologne Re

On December 28, 1994, the Corporation and Colonia formed a new company that acquired 75 percent of the common shares and approximately 30 percent of the preferred shares of Cologne Re, which collectively represents a 66.3 percent economic interest in Cologne Re. In exchange for its Cologne Re shares, Colonia, for itself and as trustee for Nordstern Allgemeine Versicherungs AG (collectively the "CKAG Group"), received 100 percent of the Class A shares of the new company, General Re-CKAG Reinsurance and Investment S.A.R.L. ("GR-CK"). The Corporation initially contributed $884 million (DM 1,377 million) to GR-CK in exchange for 100 percent of the Class B shares of GR-CK. On December 30, 1994, GR-CK paid $302 million (DM 475 million) to a subsidiary of the Corporation in exchange for notes in the principal amount of DM 475

                             GENERAL RE CORPORATION
million. The notes pay interest of 8.0 percent annually to GR-CK and are due on December 30, 2004. The intercompany note has been eliminated in consolidation.

The Class A shares have 49.9 percent of the votes of GR-CK and are entitled to an annual Class A dividend, which is based on a formula and is subject to a minimum of approximately DM 36 million, while the Class B shares have 50.1 percent of the votes of GR-CK and are entitled to the earnings of GR-CK in excess of the Class A dividend. The Corporation has an option after seven years to purchase the Class A shares of GR-CK owned by the CKAG Group at a formula price. The option has a minimum exercise price of DM 1,306 million ($842 million) and a maximum exercise price of DM 1,509 million ($973 million), subject to certain warranty adjustments that may reduce the exercise price.

The acquisition of the shares of Cologne Re through GR-CK has been accounted for as a purchase. As a result of the ownership and control structure, the Corporation consolidated GR-CK and Cologne Re in its financial statements and recorded as minority interests the share of the CKAG Group in GR-CK and of the other stockholders in Cologne Re. Since the closing occurred at the end of 1994, the transaction did not have a material effect on the Corporation's results from operations in 1994. In future years, the Corporation's operating results will include its proportional share of Cologne Re's operations, which will be reported on a quarter lag. The cost of the acquisition has been preliminarily allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed in the transaction. The allocation of the purchase price will be finalized during 1995 with any resulting change adjusting goodwill.

The following unaudited, pro forma information was prepared assuming the transaction with Cologne Re had occurred as of the beginning of the periods presented. These results were prepared for informational purposes and do not purport to be the actual results of the entities had they been combined at that time. The pro forma information includes all significant adjustments to the historical results that were directly attributable to the transaction and were expected to have a continuing effect on the Corporation.

                                                                  YEARS ENDED DECEMBER 31
                                                        -------------------------------------------
                                                               1994                    1993
                                                        -------------------     -------------------
                                                           AS         PRO          AS         PRO
                                                        REPORTED     FORMA      REPORTED     FORMA
                                                        --------     ------     --------     ------
                                                        (IN MILLIONS, EXCEPT PER SHARE INFORMATION)
Revenues..............................................   $3,837      $6,658      $3,560      $6,236
Income before cumulative-effect adjustments...........      665         694         697         720
Per common share......................................     7.97        8.32        8.11        8.39

Engineering Insurance Group

On December 30, 1994, General Reinsurance Corporation ("GRC") exchanged its 50 percent partnership interest in Engineering Insurance Group to EIG Co. ("EIG"), a machinery breakdown insurer, for non-voting preferred stock in EIG having a value of $20 million. The preferred stock pays dividends at a rate of 6.5 percent per annum and matures on December 30, 2004.

Signet Star Holdings

In 1993, the Corporation entered into a joint venture with W.R. Berkley Corporation to form Signet Star Holdings, Inc. ("SSH"), which acquired the common stock of North Star Reinsurance Corporation ("North Star"), a wholly owned subsidiary of the Corporation, and Signet Reinsurance Company, a wholly owned subsidiary of W.R. Berkley Corporation. Under the agreement, the Corporation acquired shares representing 40 percent of the equity interest of SSH, $36 million of 6.96 percent convertible debt due in January 2003 and $40 million of 9.80 percent senior debt due in January 2000. The Corporation accounts for its interest in SSH under the equity method.

                             GENERAL RE CORPORATION

In November 1993, SSH called the senior debt at par plus accrued interest. The convertible debt is convertible, at the Corporation's discretion, into common stock of SSH between June 30, 1995 and July 15, 1995. If the Corporation converts the debt to equity, it will own a 50 percent equity interest in SSH. The Corporation, through its wholly owned subsidiary, GRC, has retained the net claim and claim expense liability of North Star for all reinsurance contracts underwritten by North Star prior to January 1, 1993. These claim and claim expense liabilities are currently in runoff and did not have a material impact on the Corporation's results from operations or financial position during 1994.

Tempest Reinsurance Company Limited

In September 1993, the Corporation acted as sponsor in the formation of Tempest Reinsurance Company Limited ("Tempest"), a Bermuda-based reinsurance company specializing in excess property catastrophe reinsurance. The Corporation accounted for its 20.5 percent interest in Tempest of $112 million at December 31, 1994 under the equity method. The Corporation provides underwriting and investment management services for Tempest.

4. STATUTORY FINANCIAL INFORMATION

The Corporation's domestic reinsurance and insurance subsidiaries file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by insurance regulators. Statutory accounting differs from generally accepted accounting principles in the reporting of certain reinsurance contracts, acquisition expenses, furniture and equipment, deferred income taxes and certain other items. Combined statutory surplus at December 31, 1994 and 1993 was $3,770 million and $3,836 million, respectively, and combined statutory net income for the years ended December 31, 1994, 1993 and 1992 was $511 million, $655 million and $547 million, respectively.

The Corporation's subsidiaries prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by their domiciliary state's insurance department. Prescribed accounting practices include a variety of publications of the National Association of Insurance Commissioners (NAIC), as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed that have been permitted by the insurance department of the insurer's domiciliary state.

As discussed in Note 1, the Corporation discounts certain workers' compensation liabilities at an annual rate of 4.5 percent. Included in the discount recognized for statutory purposes is a benefit of $489 million for certain liabilities which the Corporation has been permitted by the domiciliary insurance department to discount.

                             GENERAL RE CORPORATION

5. INVESTMENTS

The cost, fair value and gross unrealized appreciation and depreciation of short-term, fixed maturity, equity and other investments were as follows:

                                                                   DECEMBER 31, 1994
                                                 -----------------------------------------------------
                                                                GROSS            GROSS
                                                              UNREALIZED       UNREALIZED       FAIR
                                                 COST(1)     APPRECIATION     DEPRECIATION      VALUE
                                                 -------     ------------     ------------     -------
                                                                     (IN MILLIONS)
SHORT-TERM INVESTMENTS........................   $ 1,032            --              --         $ 1,032
FIXED MATURITIES -- HELD-TO-MATURITY
  U.S. Government.............................         3            --              --               3
  German federal and state governments........        14            --              --              14
  Tax exempt..................................     1,432        $   80            $  5           1,507
  Foreign.....................................       451             2               6             447
                                                 -------        ------            ----         -------
     Total fixed maturities --
       held-to-maturity.......................     1,900            82              11           1,971
                                                 -------        ------            ----         -------
FIXED MATURITIES -- AVAILABLE-FOR-SALE
  U.S. Government.............................     1,214            --              25           1,189
  German federal and state governments........       552            --              --             552
  Tax exempt..................................     3,814           109             131           3,792
  Corporate...................................     1,192            10              42           1,160
  Mortgage-backed.............................       647             2              20             629
  Asset-backed................................       253            --               9             244
  Foreign.....................................     3,168            --              17           3,151
                                                 -------        ------            ----         -------
     Total fixed maturities --
       available-for-sale.....................    10,840           121             244          10,717
                                                 -------        ------            ----         -------
FIXED MATURITIES -- TRADING
  U.S. Government.............................       511            --               1             510
  Foreign.....................................     1,068             1              22           1,047
                                                 -------        ------            ----         -------
     Total fixed maturities -- trading........     1,579             1              23           1,557
                                                 -------        ------            ----         -------
EQUITIES......................................     2,318           719              60           2,977
OTHER INVESTED ASSETS.........................       642            92              19             715
                                                 -------        ------            ----         -------
          Total...............................   $18,311        $1,015            $357         $18,969
                                                 =======        ======            ====         =======

- ---------------
(1) Cost is amortized cost for short-term investments and fixed maturities and original cost for equity securities and other invested assets.

                             GENERAL RE CORPORATION

                                                                   DECEMBER 31, 1993
                                                 -----------------------------------------------------
                                                                GROSS            GROSS
                                                              UNREALIZED       UNREALIZED       FAIR
                                                 COST(1)     APPRECIATION     DEPRECIATION      VALUE
                                                 -------     ------------     ------------     -------
                                                                     (IN MILLIONS)
SHORT-TERM INVESTMENTS.........................  $   224            --              --         $   224
                                                 -------        ------------          ---      -------
FIXED MATURITIES -- HELD-TO-MATURITY
  Tax exempt..................................     1,687        $  182            $  1           1,868
  Foreign.....................................       238            16              --             254
                                                 -------        ------             ---         -------
     Total fixed maturities --
       held-to-maturity.......................     1,925           198               1           2,122
                                                 -------        ------             ---         -------
FIXED MATURITIES -- AT LOWER OF AMORTIZED COST
  OR FAIR VALUE
  U.S. Government.............................     1,132            55               2           1,185
  German federal and state governments........         4            --              --               4
  Tax exempt..................................     3,510           371              --           3,881
  Corporate...................................     1,672            92               3           1,761
  Mortgage-backed.............................       360            18               1             377
  Asset-backed................................        71             3              --              74
  Foreign.....................................       470            41              --             511
                                                 -------        ------             ---         -------
     Total fixed maturities -- at lower of
       amortized cost or fair value...........     7,219           580               6           7,793
                                                 -------        ------             ---         -------
FIXED MATURITIES -- TRADING
  U.S. Government.............................       728            --              --             728
  Foreign.....................................     1,316            32               3           1,345
                                                 -------        ------             ---         -------
     Total fixed maturities -- trading........     2,044            32               3           2,073
                                                 -------        ------             ---         -------
EQUITIES......................................     1,560           914              15           2,459
OTHER INVESTED ASSETS.........................       368            83               5             446
                                                 -------        ------             ---         -------
          Total...............................   $13,340        $1,807            $ 30         $15,117
                                                 =======        ======            ====         =======

- ---------------
(1) Cost is amortized cost for short-term investments and fixed maturities and original cost for equity securities and other invested assets.

Gross gains of $57 million, $120 million and $140 million and gross losses of $120 million, $22 million and $10 million were realized on sales of available-for-sale fixed maturities in 1994, 1993 and 1992, respectively. The contractual maturities of fixed maturity investments are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay certain obligations.

                                                                    DECEMBER 31, 1994
                                                      ----------------------------------------------
                                                        HELD-TO-MATURITY        AVAILABLE-FOR-SALE
                                                      --------------------     ---------------------
                                                      AMORTIZED      FAIR      AMORTIZED      FAIR
                                                        COST        VALUE        COST         VALUE
                                                      ---------     ------     ---------     -------
                                                                      (IN MILLIONS)
Due in one year or less.............................   $    78      $   79      $   879      $   880
Due after one year through five years...............       479         476        3,444        3,400
Due after five years through ten years..............       631         671        2,139        2,117
Due after ten years.................................       712         745        3,478        3,447
Mortgage and asset-backed...........................        --          --          900          873
                                                       -------      ------      -------      -------
Total...............................................   $ 1,900      $1,971      $10,840      $10,717
                                                       =======      ======      =======      =======

                             GENERAL RE CORPORATION

Realized gains or losses recognized in income for fixed maturities and equity securities were as follows:

                                                                    YEARS ENDED DECEMBER 31
                                                                    -----------------------
                                                                    1994     1993      1992
                                                                    ----     ----      ----
                                                                        (IN MILLIONS)
    Fixed maturities..............................................  $(63)    $ 98      $130
    Equity securities.............................................   129       61        70
                                                                    ----     ----      ----
    Total realized gains..........................................    66      159       200
    Income taxes..................................................    22       66        68
                                                                    ----     ----      ----
    Realized gains on investments, after income taxes.............  $ 44     $ 93      $132
                                                                    ====     ====      ====

Investment income, which consists of interest and dividends from all fixed maturities, equity securities, short-term investments and from other sources, was as follows:

                                                                    YEARS ENDED DECEMBER 31
                                                                    -----------------------
                                                                    1994     1993      1992
                                                                    ----     ----      ----
                                                                        (IN MILLIONS)
    Fixed maturities..............................................  $648     $658      $661
    Equity securities.............................................    75       76        54
    Short-term investments........................................    35       22        42
    Miscellaneous, net............................................     8       12        10
                                                                    ----     ----      ----
    Total investment income.......................................   766      768       767
    Investment expenses...........................................   (17)     (13)      (12)
                                                                    ----     ----      ----
    Net investment income.........................................  $749     $755      $755
                                                                    ====     ====      ====

Securities with a par value of $549 million at December 31, 1994 were on deposit with various state or governmental departments to comply with insurance laws.

6. FEDERAL AND FOREIGN INCOME TAXES

Income tax expense (benefit) was as follows:

                                                   YEARS ENDED DECEMBER 31
                       --------------------------------------------------------------------------------
                                 1994                        1993                        1992
                       ------------------------    ------------------------    ------------------------
                       UNITED                      UNITED                      UNITED
                       STATES   FOREIGN   TOTAL    STATES   FOREIGN   TOTAL    STATES   FOREIGN   TOTAL
                       ------   -------   -----    ------   -------   -----    ------   -------   -----
                                                        (IN MILLIONS)
Current..............   $ 99      $53     $152      $137      $23     $160      $122      $22     $144
Deferred.............    (21)      (2)     (23)       27        1       28       (20)       1      (19)
                        ----      ---     ----      ----      ---     ----      ----      ---     ----
  Total                 $ 78      $51     $129      $164      $24     $188      $102      $23     $125
                        ====      ===     ====      ====      ===     ====      ====      ===     ====

Income taxes were established on a consolidated basis for all domestic and foreign subsidiaries of the Corporation. No provision has been made for U.S. income taxes on that portion of cumulative undistributed income of international subsidiaries of $107 million at December 31, 1994, which is considered permanently reinvested.

                             GENERAL RE CORPORATION

The Corporation's effective income tax rate is less than the U.S. statutory rate due to permanent differences between financial statement income and taxable income. An analysis of the Corporation's effective tax rate as a percentage of pretax income follows:

                                                                   YEARS ENDED DECEMBER 31
                                                                  -------------------------
                                                                  1994      1993      1992
                                                                  -----     -----     -----
    Statutory tax rate..........................................   35.0%     35.0%     34.0%
    Reduction in taxes resulting from:
      Tax-exempt bond interest..................................  (14.6)    (12.7)    (15.5)
      Dividends received deduction..............................   (1.9)     (1.3)     (1.4)
      Miscellaneous.............................................   (2.2)       .2        .2
                                                                  -----     -----     -----
    Effective tax rate..........................................   16.3%     21.2%     17.3%
                                                                  =====     =====     =====

Income taxes paid were $138 million, $142 million and $117 million in 1994, 1993 and 1992, respectively.

The components of the net deferred income tax liability were as follows:

                                                                             DECEMBER 31
                                                                            -------------
                                                                            1994     1993
                                                                            ----     ----
                                                                            (IN MILLIONS)
    DEFERRED INCOME TAX ASSETS:
      Claim and claim expense liabilities.................................  $(10)    $ 14
      Alternative minimum tax credit......................................    12        5
      Unearned premiums...................................................    64       52
      Accruals not currently deductible...................................    52       36
      Other...............................................................    72       54
                                                                            ----     ----
         Total deferred tax assets........................................   190      161
                                                                            ----     ----

    DEFERRED INCOME TAX LIABILITIES:
      Unrealized appreciation of investments..............................   199      328
      Deferred acquisition costs..........................................    56       51
      Deferred charges....................................................    14       17
      Discount on fixed maturity investments..............................    26       31
      Other...............................................................    63       47
                                                                            ----     ----
         Total deferred tax liabilities...................................   358      474
                                                                            ----     ----
    Net deferred income tax liability.....................................  $168     $313
                                                                            ====     ====

7. NOTES PAYABLE AND COMMERCIAL PAPER

The carrying amounts of the Corporation's notes payable were as follows:

                                                                            DECEMBER 31,
                                                                            -------------
                                                                            1994     1993
                                                                            ----     ----
                                                                            (IN MILLIONS)
    9.00% Debenture due in 2009...........................................  $150     $150
    Variable rate notes (9.17% - 9.40%)...................................    --       34
    7.70% Mortgage payable through 1998...................................     7        8
                                                                            ----     ----
    Total notes payable...................................................  $157     $192
                                                                            ====     ====

                             GENERAL RE CORPORATION

The 9% debenture due in 2009 has a covenant requiring the Corporation not to encumber its common stock holding in General Reinsurance Corporation, the largest subsidiary of the Corporation. The variable rate notes were issued by EIG, which was sold to the Corporation's joint venture partner on December 30, 1994 (see Note 3). The mortgage payable is collateralized by the Corporation's prior home office.

The Corporation issues commercial paper for financial flexibility and liquidity purposes. Information on the commercial paper program is as follows:

                                                                    1994     1993     1992
                                                                    ----     ----     ----
                                                                    (DOLLARS IN MILLIONS)
    Year-end balance..............................................  $ 31     $261     $ 10
    Average interest rate at year end.............................  5.96%    3.20%    3.33%
    Average maturity at year end (in days)........................  29.8     30.2     37.0
    Average outstanding balance during the year...................  $209     $179     $ 56
    Average interest rate for the year............................  4.13%    3.08%    3.42%

The Corporation has $1,000 million of available lines of credit from banks, all of which were unused at December 31, 1994. The credit agreement with the banks requires the Corporation to maintain a minimum consolidated tangible net worth, as defined, of $2,500 million. Interest expense and interest paid for all loans payable and commercial paper were as follows:

                                                                   YEARS ENDED DECEMBER 31
                                                                  --------------------------
                                                                  1994       1993       1992
                                                                  ----       ----       ----
                                                                         (IN MILLIONS)
    Interest expense............................................  $25        $23        $19
    Interest paid...............................................   25         23         18

8. RETIREMENT PLANS

The Corporation and its subsidiaries have noncontributory pension plans covering substantially all employees. Pension expense for foreign employees was not material to the Corporation. Plans for United States employees provide pension benefits that are generally computed on the basis of the average earnings during the three consecutive years of highest earnings during the employee's service. The Corporation's funding policy is to contribute sufficient amounts to meet the minimum annual funding required by applicable regulations plus such additional amounts as it may determine to be appropriate from time to time for U.S. plans. Pension plan assets are principally invested in investment-grade fixed maturities and equities. Cologne Re provides pensions benefits to its employees based on years of service and age at retirement.

The components of pension expense related to both funded and unfunded plans for United States employees were as follows:

                                                                   YEARS ENDED DECEMBER 31
                                                                  --------------------------
                                                                  1994       1993       1992
                                                                  ----       ----       ----
                                                                         (IN MILLIONS)
    Service cost-benefits earned during the year................  $ 10       $ 10        $ 9
    Interest cost on projected benefit obligation...............    12         11         10
    Actual (return) loss on plan assets.........................     4        (14)        (6)
    Net amortization and deferral...............................   (12)         5         (2)
                                                                  ----       ----        ---
    Pension expense.............................................  $ 14       $ 12        $11
                                                                  ====       ====        ===

The projected benefit obligation for U.S. employees was determined using an assumed discount rate of 8.25% in 1994, 7.25% for 1993 and 8.0% for 1992, and an assumed long-term compensation increase of 6.0% in 1994,

                             GENERAL RE CORPORATION

5.5% for 1993 and 6.0% for 1992. An assumed long-term rate of return on plan assets of 8.5% was used in determining pension expense in 1994, 1993 and 1992. The projected benefit obligation for Cologne Re employees was determined using an assumed discount rate of 7.0 percent and an assumed long-term compensation increase of 3.5 percent.

The Corporation provides pension benefits for certain employees above amounts allowed under tax qualified plans, through unfunded plans. The Corporation also provides postretirement retainers through unfunded plans for members of the Board of Directors.

The following table sets forth the plans' funded status and amount recognized in the Corporation's consolidated balance sheet:

                                                                      DECEMBER 31
                                                        ---------------------------------------
                                                              1994                  1993
                                                        -----------------     -----------------
                                                        FUNDED   UNFUNDED     FUNDED   UNFUNDED
                                                        ------   --------     ------   --------
                                                                     (IN MILLIONS)
    Accumulated benefit obligation:
      Vested..........................................   $ 85      $ 50        $ 77      $ 15
      Non-vested......................................     10         7          10         3
                                                         ----      ----        ----      ----
    Accumulated benefit obligation....................     95        57          87        18
    Effect of projected salary increases..............     33        31          54         7
                                                         ----      ----        ----      ----
      Projected benefit obligation....................    128        88         141        25
    Plan assets at fair value.........................    111        --         113        --
                                                         ----      ----        ----      ----
    Projected benefit obligation in excess of plan
      assets..........................................    (17)      (88)        (28)      (25)
    Unrecognized net (gain) loss......................     (5)        6           3         7
    Unrecognized prior service cost...................     (6)        6           7        (7)
    Unrecognized net (asset) obligation at
      transition......................................     (9)        2          (9)        2
                                                         ----      ----        ----      ----
      Accrued pension liability.......................   $(37)     $(74)       $(27)     $(23)
                                                         ====      ====        ====      ====

Substantially all of the Corporation's employees in the United States become eligible for certain health care and group life insurance benefits upon retirement from the Corporation. Effective January 1, 1993, the Corporation adopted Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. The Corporation has funded the benefit cost of current retirees, with the retiree paying a portion of the costs. The retiree's portion of the costs varies depending upon the individual's length of service with Corporation upon retirement. As of December 31, 1994 and 1993 the Corporation had funded $2 million for postretirement health care benefits for current retirees and had an accrued liability of $23 million and $20 million, respectively, for current employees.

9. EMPLOYEE SAVINGS AND STOCK OWNERSHIP PLAN

The Corporation has a leveraged Employee Savings and Stock Ownership Plan (ESSOP) in which substantially all United States employees may participate. The ESSOP borrowed from the Corporation $150 million at 9.25%, payable annually through 2014. The proceeds of this borrowing were used by the ESSOP to purchase 1,754,386 shares of 7.25% ($6.20 dividend per share) cumulative convertible preferred stock of the Corporation. All preferred stock outstanding is held by the ESSOP and is convertible into common stock. The preferred stock is held by the ESSOP trustee as collateral for the loan from the Corporation. The Corporation makes contributions to the ESSOP which, together with the dividend on shares of the preferred stock, are

                             GENERAL RE CORPORATION
sufficient to make loan interest and principal repayments back to the Corporation. As interest and principal are repaid, a portion of the preferred stock is allocated to participating employees.

The following summarizes ESSOP activity:

                                                                  1994        1993        1992
                                                                --------    --------    --------
                                                                (IN MILLIONS, EXCEPT SHARE DATA)
YEARS ENDED DECEMBER 31:
  Dividends paid on preferred stock:
     Allocated shares.........................................  $      2    $      1    $      1
     Unallocated shares.......................................         9          10          10
  Compensation expense........................................         5           4           5
  Contribution to ESSOP.......................................         4           4           4
  Interest income from ESSOP..................................        14          14          14
ESSOP SHARE INFORMATION AT DECEMBER 31:
  Fair value per share........................................  $ 125.60    $ 110.50    $ 121.25
  Shares allocated to employees during the year...............    72,051      61,540      67,173
  Committed to be released....................................     2,881      15,847      18,655

10. INCENTIVE PLANS

The Corporation has a Long-term Compensation Plan (the "Plan") which provides for the granting of incentive and non-qualified stock options to Directors, key executives and managerial employees. The Plan provides that the exercise price of the options granted may not be less than the fair market value of the Corporation's common stock on the date the options are granted. The options are exercisable cumulatively, 20 percent each year, commencing one year from the date of grant and expire ten years from the grant date. In certain circumstances, replacement options may be granted upon exercise of an original option, with the exercise price equal to the current market price and with a term extending to the expiration date of the original option.

The Plan also permits the granting of stock appreciation rights (SARs) in connection with options granted under the Plan. SARs permit the grantee to surrender an exercisable option for an amount equal to the excess of the market price of the common stock over the option price when the right is exercised. No SARs have been granted since 1988.

                             GENERAL RE CORPORATION

The following summarizes the activity for options and SARs:

                                                                   YEARS ENDED DECEMBER 31
                                                            -------------------------------------
                                                              1994          1993          1992
                                                            ---------     ---------     ---------
STOCK OPTIONS
Outstanding, beginning of year............................  2,501,412     2,125,983     1,897,332
Granted ($104.81 to $127.63 per share)....................    814,532       546,467       526,898
Exercised ($41.88 to $116.88 per share)...................   (171,093)     (124,707)     (259,143)
Cancelled.................................................    (34,030)      (44,691)      (35,634)
Voided due to SARs exercise...............................     (2,970)       (1,640)       (3,470)
                                                            ---------     ---------     ---------
Outstanding, end of year..................................  3,107,851     2,501,412     2,125,983
                                                            =========     =========     =========
Options exercisable ($41.86 to $131.94 per share).........  1,479,718     1,181,462       859,955
                                                            =========     =========     =========
Shares available for future options.......................  1,087,096     1,884,038     2,429,038
                                                            =========     =========     =========

STOCK APPRECIATION RIGHTS
Outstanding, beginning of year............................     12,170        13,810        17,280
Exercised.................................................     (2,970)       (1,640)       (3,470)
                                                            ---------     ---------     ---------
Outstanding, end of year..................................      9,200        12,170        13,810
                                                            =========     =========     =========

The Plan also permits the granting of restricted stock awards to key executives and managerial employees. Shares of restricted stock become outstanding when granted, receive dividends and have voting rights identical to other outstanding shares of common stock. Restrictions lapse upon termination of the restriction period or upon death, disability or normal retirement. During 1994, 1993 and 1992, the Corporation made aggregate restricted stock awards of 17,250, 38,250, and 31,000 shares, respectively. The cost of restricted stock awards is based on the market value of the common stock at the date of grant and is recognized as expense over the restriction period. The expense of the restricted stock plan was $2 million in 1994, and $1 million in 1993 and 1992.

11. LEASES

The Corporation and its subsidiaries lease office space and data processing equipment under non-cancelable leases expiring in various years through 2010. Several of the leases have renewal options with various terms and rental rate adjustments. Rental expense was $32 million in 1994 and $33 million in 1993 and 1992. The future minimum annual rental commitments under non-cancelable leases at December 31, 1994 were as follows:

                                                                       (IN MILLIONS)
            1995...................................................        $  30
            1996...................................................           26
            1997...................................................           22
            1998...................................................           20
            1999...................................................           19
            Subsequent to 1999.....................................          143
                                                                           -----
            Total..................................................        $ 260
                                                                           =====

Future minimum rental payments have not been reduced by $24 million of anticipated sub-lease rental income on non-cancelable leases.

                             GENERAL RE CORPORATION

12. REINSURANCE

Premiums written, premiums earned, and claims and claim expenses are reported net of reinsurance in the Corporation's statements of income. Direct, assumed, ceded and net amounts for these items were as follows:

                                                              YEARS ENDED DECEMBER 31
                                                     ------------------------------------------
                                                     PREMIUMS     PREMIUMS     CLAIMS AND CLAIM
                                                     WRITTEN       EARNED          EXPENSES
                                                     --------     --------     ----------------
                                                                   (IN MILLIONS)
    1994
    Direct.........................................   $  438       $  423           $  290
    Assumed........................................    3,058        2,785            2,118
    Ceded..........................................     (495)        (420)            (427)
                                                      ------       ------           ------
      Net..........................................   $3,001       $2,788           $1,981
                                                      ======       ======           ======
    1993
    Direct.........................................   $  378       $  357           $  233
    Assumed........................................    2,634        2,606            2,000
    Ceded..........................................     (488)        (517)            (510)
                                                      ------       ------           ------
      Net..........................................   $2,524       $2,446           $1,723
                                                      ======       ======           ======
    1992
    Direct.........................................   $  359       $  347           $  274
    Assumed........................................    2,462        2,436            2,229
    Ceded..........................................     (472)        (464)            (674)
                                                      ------       ------           ------
      Net..........................................   $2,349       $2,319           $1,829
                                                      ======       ======           ======

The Corporation utilizes reinsurance to reduce its exposure to large claims. These agreements provide for recovery of a portion of certain claims and claim expenses from reinsurers. If the reinsurers are unable to meet their obligations under the agreements, the Corporation would be liable for such defaulted amounts. The Corporation holds partial collateral under these agreements.

13. DIVIDENDS

The Corporation is the ultimate controlling entity in the General Re Group insurance holding company system, which includes domestic insurance companies that are subject to the insurance holding company acts of Delaware and various other states. The Corporation is dependent upon the ability of its operating subsidiaries for the transfer of funds in the form of loans, advances or dividends. The insurance holding company laws require the filing of annual reports by the insurance company members of the system and regulate transactions between the holding company and affiliated insurance companies to the extent that such transactions must be fair, reasonable and assure the adequacy of insurance companies' statutory surplus in relation to their liabilities and financial needs.

The laws also subject extraordinary dividends and other extraordinary distributions to insurance company stockholders to regulatory approval. Dividends or distributions in a twelve-month period exceeding the greater of 10 percent of an insurance company's surplus as of the prior year end or 100 percent of net income, excluding realized gains, for the previous calendar year are generally considered extraordinary and require such approval. Based on these restrictions, ordinary dividend payments by domestic insurance subsidiaries to the Corporation are limited to $420 million in 1995. Foreign and non-insurance subsidiaries generally are subject to fewer restrictions on the payment of dividends.

                             GENERAL RE CORPORATION

14. GENERAL RE FINANCIAL PRODUCTS

General

General Re Financial Products Corporation ("GRFP") is a dealer in derivative financial instruments. GRFP's products include currency and interest rate swaps, interest rate caps and floors, foreign exchange contracts, and options on swaps. These instruments are carried at their current fair value, which is a function of underlying interest rates, currency rates, securities values, volatilities and the credit worthiness of counterparties. Future changes in interest rates, currency rates, security values, and interest rate volatilities or a combination thereof may impact the fair value of these instruments with any resulting adjustment, including amounts in excess of those previously recognized in the financial statements, being included currently in the income statement. In the course of conducting its business, GRFP also engages in a variety of other related transactions to manage its exposure to market and credit risks.

GRFP reduces exposure to market, currency rate and interest rate risk in connection with its dealer activities by purchasing or selling futures contracts, entering into forward contracts, purchasing or selling government securities, purchasing or selling exchange traded interest rate options, or entering into offsetting transactions. These hedging instruments are carried at fair value and contain elements of market and credit risk associated with the execution, settlement and financing of these instruments similar to the financial instruments described above.

Trading Revenue

The results of GRFP's trading activities are summarized by category of products in the following table. Trading revenue includes any associated gains and losses on hedging instruments. Trading revenue was included in "other revenues" in the income statement.

                                                                 YEARS ENDED DECEMBER 31
                                                                --------------------------
                                                                1994       1993       1992
                                                                ----       ----       ----
                                                                      (IN MILLIONS)
    Interest rate and foreign currency swaps..................  $105       $116       $30
    Interest rate and foreign currency options................    30         26        11
                                                                ----       ----       ----
    Gross trading revenues....................................  $135       $142       $41
                                                                ====       ====       ====

Nature and Terms

GRFP is a dealer in various types of derivative instruments which are described below.

Interest rate and currency swaps are agreements between two parties to exchange, at particular intervals, payment streams calculated on a specified notional amount. The parties to a currency swap typically exchange a principal amount in two currencies at inception of the contract, agreeing to reexchange the currencies at a future date and agreed exchange rate.

Interest rate and currency options grant the purchaser, for a premium payment, the right to either purchase from or sell to the writer a specified financial instrument under agreed terms. Interest rate caps and floors require the writer to pay the purchaser at specified future dates the amount, if any, by which the option's underlying market interest rate exceeds the fixed cap or falls below the fixed floor rate, applied to a notional amount.

Forward rate agreements and futures contracts are commitments either to purchase or sell a financial instrument at a future date for a specified price and are generally settled in cash. Forward rate agreements settle in cash at a specified future date based on the differential between agreed interest rates applied to a notional amount.

                             GENERAL RE CORPORATION

GRFP is party to a variety of foreign exchange spot and forward contracts in its dealer and risk management activities. Foreign exchange contracts generally involve the exchange of two currencies at agreed rates; spot contracts usually require the exchange to occur within two business days of the contract date.

A summary of contract and notional amounts of interest rate contracts at December 31, 1994, and 1993 is included in the table below. For swap and option transactions, the contract and notional amounts represent the principal volume, which is referenced by the counterparties in computing payments to be exchanged, and are not indicative of GRFP's exposure to market or credit risk, future cash requirements or receipts from such transactions. Approximately 77% of the notional volume outstanding for swap and option contracts at December 31, 1994 have a term of five years or less and substantially all of the instruments have a term of less than ten years.

                                                                              DECEMBER 31
                                                                         ---------------------
                                                                           1994         1993
                                                                         --------     --------
                                                                         (IN MILLIONS)
Interest rate and currency swap agreements.............................  $201,076     $116,405
Options written........................................................    35,933       17,931
Options held...........................................................    36,723       20,001
Financial futures contracts:
  Commitments to purchase..............................................     7,002        7,732
  Commitments to sell..................................................     7,366        9,238
Forward rate agreements................................................    10,339        4,938
Foreign exchange spot and forwards.....................................     7,720        7,008

Fair Value of Trading Instruments

The table below discloses the net fair value at the reporting date for each class of derivative financial instrument held or issued by GRFP for dealer or risk management purposes, as well as the average fair value during the year, based on monthly observations. The aggregate fair value of swap and option contracts represents the net unrealized gain or loss on all swap and option contracts of GRFP.

                                                                           DECEMBER 31
                                                         -----------------------------------------------
                                                                 1994                      1993
                                                         ---------------------     ---------------------
                                                                      AVERAGE                   AVERAGE
                                                         YEAR END     FOR YEAR     YEAR END     FOR YEAR
                                                         --------     --------     --------     --------
                                                         (IN MILLIONS)
Interest rate and foreign currency swaps
  Asset................................................   $  232        $192         $276         $189
  Liability............................................     (236)        (56)          (7)          (2)
Interest rate and foreign currency options
  Held.................................................      113          88           59           49
  Written..............................................      (47)        (46)         (79)         (59)
                                                         --------     --------     --------     --------
Aggregate fair value of swap and option contracts......       62         178          249          177
Futures contracts
  Assets...............................................       11          18           11           13
                                                         --------     --------     --------     --------
Net fair value.........................................   $   73        $196         $260         $190
                                                          ======      ======       ======       ======

Risk Management

GRFP's components of market risk include foreign exchange risk, interest rate risk, swap spread risk, volatility risk and yield curve risk. These are monitored on a daily basis across all swap and option products by

                             GENERAL RE CORPORATION
calculating the profit and loss impact of potential changes in market risks over a one week period. Based on historical market volatility data and informed judgment, GRFP sets market risk limits for each type of risk based on a 95 percent probability that movements in market rates will not exceed the limits. GRFP also monitors its consolidated market risk across all trading books on a weekly basis and has established limits designed to withstand simultaneous losses of two market risk components, each at the 95 percent confidence level. GRFP's aggregate weekly market risk limit across all trading books was $10 million. Since inception, GRFP has not experienced a weekly position change exceeding this aggregate limit. In addition to these daily and weekly assessments of risk, GRFP prepares periodic stress tests to assess its exposure to extreme movements in various market risk factors.

Credit Risk

Credit risk arises from the possible inability of counterparties to meet the terms of their contracts. In the event counterparties are unable to fulfill their contractual obligations, future losses due to defaults may exceed amounts currently recognized in the balance sheet. Counterparties to the financial instruments are, in decreasing order of magnitude, foreign and domestic commercial banks, U.S. government-chartered organizations, sovereigns and corporations. GRFP evaluates the creditworthiness of its counterparties by performing formal internal credit analyses and by referring to ratings of widely accepted credit rating services. Counterparty credit limits are determined based on this analysis and counterparty credit exposures are monitored in accordance with these limits. GRFP receives cash and/or investment grade securities from certain counterparties as collateral to mitigate its credit exposure. GRFP also incorporates into contracts with certain counterparties provisions which allow the unwinding of these transactions in the event of a downgrade in credit rating of either the counterparty or GRFP.

GRFP assesses credit risk by counterparty based on transactions with each respective counterparty. Assuming nonperformance by all counterparties on all contracts potentially subject to a loss, the maximum potential loss, based on the cost of replacement at market rates prevailing at December 31, 1994, approximated $1,869 million. This value is net of amounts offset pursuant to rights of setoff and qualifying master netting arrangements with various counterparties and is presented in accordance with Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts and FASB Interpretation No. 41, Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements. The Interpretation further clarifies the definition of a right of set-off. The maximum potential loss will increase or decrease during the life of the transaction as a function of maturity period, accounting values, and interest and currency rates. In the judgment of management, the likelihood that all counterparties would default, resulting in a maximum potential loss, is remote. GRFP has not experienced any counterparty defaults or write-offs on such contracts.

In connection with certain purchases and sales of government securities, GRFP enters into collateralized repurchase and reverse repurchase agreements, which may result in credit losses in the event the counterparty to the transaction is unable to fulfill its contractual obligations. Principally all of these transactions are collateralized by government securities. GRFP's exposure to credit risks associated with the non-performance of counterparties in fulfilling these contractual obligations can be directly affected by market fluctuations, which may impair the counterparties' ability to satisfy their obligations. It is GRFP's policy to take possession of securities purchased under agreements to resell. GRFP monitors the market value of the underlying securities as compared to the related receivable, including accrued interest, and requests additional collateral when appropriate. Counterparties to repurchase agreements and futures transactions are commercial banks and securities brokers and dealers.

GRFP enters into futures contracts for delayed delivery of foreign currencies or securities in which the seller/purchaser agrees to make/take delivery at a specified future date of a specified instrument, at a specified price or yield. Risks arise from the inability of the exchange to meet the terms of the contracts and from counterparties inability to remit additional margin.

                             GENERAL RE CORPORATION

GRFP regularly consults with internal and external legal counsel (in relevant jurisdictions) to determine legality and enforceability of various transactions with different types of counterparties. When there is a perceived risk that a proposed counterparty may lack legal capacity to enter into a transaction, the relevant statutes, regulations, and consents are examined.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following are the estimated fair values of the Corporation's financial instruments:

                                                                      DECEMBER 31
                                                      -------------------------------------------
                                                             1994                    1993
                                                      -------------------     -------------------
                                                      STATEMENT    FAIR       STATEMENT    FAIR
                                                       VALUE       VALUE       VALUE       VALUE
                                                      -------     -------     -------     -------
                                                      (IN MILLIONS)
FINANCIAL ASSETS
Invested assets (see Note 5)........................  $18,898     $18,969     $14,346     $15,117
Cash................................................      242         242          60          60
Securities purchased under agreements to resell.....      813         813         133         133
Mortgage receivable (included in other assets)......       88         115          90         133
Loan to ESSOP.......................................      147         160         148         188
Contract deposit assets.............................       77          77          58          58
Trading account assets..............................    1,928       1,928       1,568       1,568
FINANCIAL LIABILITIES
9% debenture due in 2009............................      150         155         150         183
Variable rate note (9.17% -- 9.42%).................       --          --          34          35
7.70% mortgage payable through 1998.................        7           7           8           9
Commercial paper....................................       31          31         261         261
Securities sold under agreements to repurchase......      938         938       1,566       1,566
Securities sold but not yet purchased...............      927         927         542         542
Contract deposit liabilities........................    1,361       1,361         155         155
Trading account liabilities.........................    2,320       2,320       1,395       1,395

The Corporation uses various methods and assumptions in estimating the fair value of financial instruments. The following valuation methods and assumptions were utilized by the Corporation in estimating the fair value of financial instruments:

     Cash and short-term investments -- The carrying amounts reported in the consolidated balance sheet approximate the fair values for these financial instruments.

     Fixed maturities -- Fair values for fixed maturities were generally based on quoted market prices or dealer quotes.

     Equity securities -- Fair values for equity securities were based on quoted market prices.

     Other invested assets -- The fair value of investments in limited partnerships, which were included in other invested assets on the consolidated balance sheet, was determined by reviewing available financial information of the investee and by performing other financial analyses in consultation with external advisors. Fair values for investments in real estate were determined using discounted cash flow analyses for each property. Fair value disclosures for reinsurance ventures were included at the Corporation's proportionate share in the entity's shareholders' equity as the cost of determining fair value exceeds the benefits derived.

                             GENERAL RE CORPORATION

     Mortgage and loans receivable/payable -- The fair value of the Corporation's mortgage and notes receivable/payable was estimated using discounted cash flow analyses, based on the Corporation's current incremental borrowing rates for similar types of arrangements. The fair value of the Corporation's 9.0 percent debenture due 2009 was based on a market quote.

     Contract deposit assets/liabilities -- The fair value of contract deposit assets and liabilities approximate their carrying value.

     Securities purchased under agreements to resell, securities sold under agreements to repurchase -- The carrying value for these financial instruments approximates their fair value.

     Trading account assets/liabilities -- The fair value for trading account assets/liabilities was based on the use of valuation models that utilize, among other factors, current interest and foreign exchange rates and market volatility data.

     Securities sold but not yet purchased -- The fair value for securities sold but not yet purchased was based on quoted market prices.

16. LEGAL PROCEEDINGS

On September 12, 1994, the Corporation's subsidiary, General Reinsurance Corporation, along with 31 other insurance companies and insurance industry organizations, reached a settlement of civil antitrust actions brought by 20 State Attorneys General and several private plaintiffs.

The lawsuit was originally dismissed on motion by the United States District Court for the Northern District of California on September 20, 1989. The United States Court of Appeals for the Ninth Circuit reversed the dismissal and remanded the case to the District Court for further proceedings. On October 5, 1992, the United States Supreme Court granted, in part, defendants' petition for certiorari. On June 28, 1993, the Supreme Court affirmed in part and reversed in part the decision of the Court of Appeals and remanded the Case to the Court of Appeals for further action. On October 6, 1993, the Court of Appeals remanded the case to the District Court for trial in accordance with the opinion of the Supreme Court. There was no finding of any wrongdoing or illegality by any defendant in this civil action.

The settlement includes an already completed restructuring of the Insurance Services Office and the proposed funding by the defendants of a national public risk database and a public entity risk services institute to assist risk management efforts. The terms of the settlement, which provide for no admission of wrongdoing, illegality or payment of damages, will be subject to the approval of the United States District Court. The effect of the settlement was not material to the Corporation's results of operations, cash flows or financial condition.

The Corporation and its subsidiaries have been named as defendants in litigation in the ordinary course of conducting an insurance business. These lawsuits generally seek to establish liability under insurance or reinsurance contracts issued by the subsidiaries, and occasionally seek punitive or exemplary damages. The Corporation's reinsurance subsidiaries are also indirectly involved in coverage litigation. In those cases, plaintiffs seek coverage for their liabilities under insurance policies from insurance companies reinsured by the Corporation's reinsurance subsidiaries. In the judgment of management, none of these cases, individually or collectively, is likely to result in judgments for amounts which, net of claim and claim expense liabilities previously established and applicable reinsurance, would be material to the financial position, results of operations or cash flow of the Corporation.

                             GENERAL RE CORPORATION

17. CLAIMS AND CLAIM EXPENSES

The table below provides a reconciliation of the beginning and ending claim and claim expense liability, net of reinsurance, for 1994, 1993 and 1992.

                                                                   1994        1993       1992
                                                                  -------     -------    -------
                                                                  (IN MILLIONS)
Balance at January 1............................................  $ 8,452     $ 8,204    $ 7,416
  Reinsurance recoverables on unpaid claims and claim
     expenses...................................................   (1,396)    (1,366)    (1,022)
                                                                  -------     -------    -------
Net balance at January 1........................................    7,056       6,838      6,394
Incurred claims and claim expenses related to:
  Current year..................................................    2,017       1,583      1,773
  Prior years...................................................      (36)        140         56
                                                                  -------     -------    -------
                                                                    1,981       1,723      1,829
                                                                  -------     -------    -------
Claim and claim expense payments related to:
  Current year..................................................      423         214        341
  Prior years...................................................    1,206       1,291      1,044
                                                                  -------     -------    -------
Total payments..................................................    1,629       1,505      1,385
                                                                  -------     -------    -------
Net balance at December 31......................................    7,408       7,056      6,838
  Reinsurance recoverables on unpaid claims and claim
     expenses...................................................    1,615       1,396      1,366
  Cologne Re unpaid claims and claim expenses...................    3,135          --         --
                                                                  -------     -------    -------
Balance at December 31..........................................  $12,158     $ 8,452    $ 8,204
                                                                  =======      ======     ======

The Corporation continually estimates its liabilities and related reinsurance recoveries for environmental and latent injury claims and claim expenses. These exposures do not lend themselves to traditional methods of loss development determination and, therefore, may be considered less reliable then reserves for standard lines of business (e.g., automobile). The estimate is composed of four parts: known claims, development on known claims, IBNR and direct excess coverage litigation expenses. Although reliability is constrained by uncertainties, the Corporation has confidence in the reported known claim liabilities and, based on alternative methods, has projected a fairly reliable estimate of development for these claims. The Corporation has also included an estimate for IBNR that is based on fitted curves of estimated future claim emergence. This estimate is less reliable than the estimated liability for reported claims. The effect of joint and several liability on the severity of losses and a provision for future claim inflation have been included in the loss development estimate. The Corporation has established a liability for litigation costs associated with coverage disputes arising out of direct excess insurance policies, rather than from reinsurance assumed. Direct excess coverage litigation expenses are estimated using a modified count and amount actuarial study.

The gross liability for environmental and latent injury claims and claim expenses and the related reinsurance recoverable were $1,478 million and $382 million, respectively, at December 31, 1994. These amounts are management's best estimate of future claim and claim expense payments and recoveries that are expected to develop over the next thirty years. The Corporation continues to monitor evolving case law and its effect on environmental and latent injury claims. Changing government regulations and legislation, newly identified toxins, newly reported claims, new theories of liability, new contract interpretations, and other factors could significantly affect future claim development. While the Corporation has recorded its current best estimate of its liabilities for unpaid claims and claim expenses, it is reasonably possible that these estimated liabilities, net of estimated reinsurance recoveries, may increase in the future and that the increase may be material to the Corporation's results of operations, cash flows and financial position. It is not possible to estimate reliably the amount of additional net loss, or the range of net loss, that is reasonably possible.

                             GENERAL RE CORPORATION

The liability for claims and claims expenses for 1993 and prior accident years, net of related reinsurance recoveries, decreased by $36 million in 1994. The decrease is principally the result of favorable loss development on casualty lines of business partly offset by reserve strengthening for environmental, latent injury and associated litigation costs discussed above.

18. COMMON AND PREFERRED STOCK

The Corporation has the authority to issue 250,000,000 shares of $.50 par value common stock, of which 102,827,344 have been issued. Common stock purchased in the open market is carried at cost and shown as a reduction to common stockholders' equity. When treasury shares are reissued, the treasury stock account is reduced for the cost of the common stock reissued on a first-in, first-out basis. No treasury stock of the Corporation is held by any subsidiary. The number of shares included in treasury stock were as follows:

                                                                  YEARS ENDED DECEMBER 31
                                                         -----------------------------------------
                                                            1994           1993           1992
                                                         -----------    -----------    -----------
Balance, beginning of year.............................   19,195,866     18,112,410     16,186,808
Purchases, net of reissuances..........................    1,759,336      1,083,456      1,925,602
                                                         -----------    -----------    -----------
Balance, end of year...................................   20,955,202     19,195,866     18,112,410
                                                           =========      =========      =========

The Corporation also has the authority to issue 20 million shares of preferred stock of which 1,734,717 are issued and outstanding and held by the ESSOP and 1 million (Series A Junior Participating Preferred) are reserved for the Shareholders' Rights Plan. Under the Shareholders' Rights Plan, one right attaches to each outstanding share of common stock. In the event a person or group acquires or commences a tender or exchange offer for 20% or more of the Corporation's common stock, each right entitles common stockholders to purchase Series A Junior Participating Stock, which is convertible to common stock having a value equal to two times the exercise price.

19. INFORMATION ABOUT THE CORPORATION'S OPERATIONS

The Corporation conducts its operations principally through the following business segments:

PROPERTY/CASUALTY -- The domestic property/casualty operations of the Corporation include reinsurance of most property/casualty lines of business, including general liability, property, workers' compensation and auto liability in the United States and Canada. In addition, the Corporation conducts excess and surplus lines insurance business.

International property/casualty operations are conducted as of December 31, 1994 through subsidiaries and branch offices located in Argentina, Australia, Barbados, Bermuda, France, Germany, Hong Kong, Italy, Ireland, Latvia, Mexico, Denmark, the Netherlands, New Zealand, Singapore, South Africa, Spain, Switzerland, Sweden, United Kingdom and Venezuela, and include reinsurance of property/casualty business in those countries and elsewhere outside the United States and Canada. At the end of 1994, the Corporation acquired an ownership interest in Cologne Re. See Note 3 for a further discussion of this transaction. Cologne Re was not included in the Corporation's results from operations during 1994 but was consolidated in the December 31, 1994 balance sheet, and therefore, it has been included in the total asset information under the property/casualty segment in this note.

FINANCIAL SERVICES -- The Corporation's financial services operations engage in various financial services for affiliated and non-affiliated companies. Financial services include the Corporation's derivative products, insurance brokerage and management, reinsurance brokerage, investment management and real estate management operations.

                             GENERAL RE CORPORATION

The following is a summary of industry segment activity for 1994, 1993 and 1992.

                                                                  1994 -- INDUSTRY SEGMENTS
                                                  ---------------------------------------------------------
                                                  PROPERTY/CASUALTY     FINANCIAL SERVICES     CONSOLIDATED
                                                  -----------------     ------------------     ------------
                                                                           (IN MILLIONS)
Net premiums written............................       $ 3,001                    --             $  3,001
                                                       =======               ========            ========
Net premiums earned.............................       $ 2,788                    --             $  2,788
Net investment income...........................           738                $   11                  749
Other revenues..................................            16                   218                  234
Net realized gains on investments...............            69                    (3)                  66
                                                       -------                ------             --------
  Total revenues................................         3,611                   226                3,837
                                                       -------                ------             --------
Claims and claim expenses.......................         1,981                    --                1,981
Acquisition costs...............................           614                    --                  614
Other operating costs and expenses..............           303                   145                  448
                                                       -------                ------             --------
  Total expenses................................         2,898                   145                3,043
                                                       -------                ------             --------
     Income before income taxes and accounting
       changes..................................       $   713                $   81             $    794
                                                       =======                ======             ========
  Total assets -- December 31...................       $24,712                $4,885             $ 29,597
                                                       =======                ======             ========

                                                                  1993 -- INDUSTRY SEGMENTS
                                                  ---------------------------------------------------------
                                                  PROPERTY/CASUALTY     FINANCIAL SERVICES     CONSOLIDATED
                                                  -----------------     ------------------     ------------
                                                                           (IN MILLIONS)
Net premiums written............................       $ 2,524                    --             $  2,524
                                                       =======                ======             ========
Net premiums earned.............................       $ 2,446                    --             $  2,446
Net investment income...........................           748                $    7                  755
Other revenues..................................            (3)                  203                  200
Net realized gains on investments...............           159                    --                  159
                                                       -------                ------             --------
  Total revenues................................         3,350                   210                3,560
                                                       -------                ------             --------
Claims and claim expenses.......................         1,723                    --                1,723
Acquisition costs...............................           552                    --                  552
Other operating costs and expenses..............           247                   153                  400
                                                       -------                ------             --------
  Total expenses................................         2,522                   153                2,675
                                                       -------                ------             --------
     Income before income taxes and accounting
       changes..................................       $   828                $   57             $    885
                                                       =======                ======             ========
  Cumulative effect of accounting changes.......       $    14                    --             $     14
                                                       =======                ======             ========
Total assets -- December 31.....................       $15,180                $4,239             $ 19,419
                                                       =======                ======             ========

                             GENERAL RE CORPORATION

                                                                  1992 -- INDUSTRY SEGMENTS
                                                  ---------------------------------------------------------
                                                  PROPERTY/CASUALTY     FINANCIAL SERVICES     CONSOLIDATED
                                                  -----------------     ------------------     ------------
                                                  (IN MILLIONS)
Net premiums written............................       $ 2,349                   --              $  2,349
                                                  =============         =============           =========
Net premiums earned.............................         2,319                   --              $  2,319
Net investment income...........................           750                 $  5                   755
Other revenues..................................             4                  109                   113
Net realized gains on investments...............           200                   --                   200
                                                  -----------------          ------            ------------
  Total revenues................................         3,273                  114                 3,387
                                                  -----------------          ------            ------------
Claims and claim expenses.......................         1,829                   --                 1,829
Acquisition costs...............................           499                   --                   499
Other operating costs and expenses..............           233                  105                   338
                                                  -----------------          ------            ------------
  Total expenses................................         2,561                  105                 2,666
                                                  -----------------          ------            ------------
     Income before income taxes and accounting
       changes..................................       $   712                 $  9              $    721
                                                  =============         =============           =========
  Cumulative effect of accounting changes.......       $    74                 $(13)             $     61
                                                  =============         =============           =========
Total assets -- December 31.....................       $13,815                 $885              $ 14,700
                                                  =============         =============           =========

The following table is a summary of the Corporation's business by geographic area. Allocations to geographic area have been made on the basis of subsidiary location.

                                                                           GEOGRAPHIC AREA
                                                               ---------------------------------------
                                                               DOMESTIC   INTERNATIONAL   CONSOLIDATED
                                                               --------   -------------   ------------
                                                                            (IN MILLIONS)
1994
Revenues.....................................................  $  3,381      $   456        $  3,837
Income before income taxes...................................       741           53             794
Identifiable assets at December 31...........................    19,195       10,402          29,597
1993
Revenues.....................................................  $  3,285      $   275        $  3,560
Income before income taxes...................................       869           16             885
Identifiable assets at December 31...........................    18,564          855          19,419
1992
Revenues.....................................................  $  3,175      $   212        $  3,387
Income before income taxes...................................       695           26             721
Identifiable assets at December 31...........................    14,012          688          14,700

                             GENERAL RE CORPORATION

20. UNAUDITED QUARTERLY FINANCIAL DATA

Summarized quarterly financial data were as follows:

                                                             FIRST    SECOND     THIRD    FOURTH
                                                            -------   -------   -------   -------
                                                            (IN MILLIONS, EXCEPT PER SHARE DATA)
1994
Net premiums written......................................  $   820   $   665   $   811   $   705
Net premiums earned.......................................      774       639       670       705
Net investment income.....................................      182       186       187       194
Expenses..................................................      908       679       710       746
Net income................................................       98       176       191       200
Per common share:
  Net income..............................................     1.15      2.12      2.29      2.41
  Common dividends........................................      .48       .48       .48       .48
Common stock price range*
  High....................................................   114.00    125.38    115.63    128.50
  Low.....................................................   102.50    105.75    104.88    105.50

                                                             FIRST    SECOND     THIRD    FOURTH
                                                            -------   -------   -------   -------
                                                            (IN MILLIONS, EXCEPT PER SHARE DATA)
1993
Net premiums written......................................  $   659   $   588   $   652   $   625
Net premiums earned.......................................      648       572       617       609
Net investment income.....................................      183       194       189       189
Expenses..................................................      727       608       676       664
Income before cumulative effect of changes in
  accounting..............................................      163       189       174       171
Net income................................................      177       189       174       171
Per common share:
  Income before cumulative effect of change in
     accounting...........................................     1.89      2.20      2.03      2.00
  Net income..............................................     2.06      2.20      2.03      2.00
  Common dividends........................................      .47       .47       .47       .47
Common stock price range*
  High....................................................   130.00    123.13    132.75    123.88
  Low.....................................................   112.13    109.13    115.50    105.38

- ---------------
* Closing price, New York Stock Exchange

  Earnings per common share for each quarter are required to be computed independently and, due to purchases of treasury shares, will not equal the total year earnings per common share amounts.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the captions "Board of Directors" and "Election of Directors" in the Proxy Statement. Information with respect to the Corporation's Executive Officers is set forth under the caption "Executive Officers of the Corporation" at the end of Part I of this report, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Reference is made to the caption "Executive Compensation" in the Proxy
Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Reference is made to the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to the caption "Transactions with Management and Others" in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) FINANCIAL STATEMENTS AND EXHIBITS

        1. The Financial Statements, Reserve Disclosures (unaudited) and Financial Statement Schedules listed in the accompanying index on page 21 are filed as part of this Report.

          2. Exhibits
             3. (a)1    The Restated Certificate of Incorporation of General Re Corporation, as
                        amended, is incorporated by reference herein from the Corporation's
                        Annual Report on Form 10-K for the fiscal year ended December 31, 1987.
             (b)        The By-Laws of the Corporation, as amended, included as Exhibit 3(b) to the Corporations Report on Form 8-K filed on February 24, 1995, is hereby incorporated herein by reference.
             4.1        Rights Agreement, dated as of September 11, 1991 between the Corporation and The Bank of New York, as Rights Agent.
             10.11,2    The General Re Corporation 1989 Long-Term Compensation Plan.
             .21,2      Form of Indemnity Agreement among the Corporation and directors and executive officers.
             11.        Computation of Earnings Per Share.
             21.        Subsidiaries of the Registrant.
             23.        Consent of Independent Accountants.

- ---------------
1 Filed herewith

2 Management contracts or compensatory plans filed pursuant to Item 14(c)

             25.        Powers of Attorney of Directors.

             27.        Financial Data Schedules.

             28.        Combined Domestic Property/Casualty Insurance Companies Schedule P.

(B) REPORTS ON FORM 8-K

    Form 8-K, dated July 18, 1994, filed on October 11, 1994, consisting of Item 5.

    Form 8-K, dated September 16, 1994, filed on December 22, 1994, consisting of Item 5.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          GENERAL RE CORPORATION
                                                       (Registrant)

                                          By: ELIZABETH A. MONRAD
                                              (Elizabeth A. Monrad, Vice
                                              President and Treasurer)

Dated: March 9, 1995

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

               SIGNATURE                                TITLE                          DATE
               ---------                                -----                          ----
           RONALD E. FERGUSON           Chairman and Chief Executive              March 9, 1995
          (Ronald E. Ferguson)          Officer and Director

           JOSEPH P. BRANDON            Vice President and Chief Financial        March 9, 1995
          (Joseph P. Brandon)           Officer (Principal Financial Officer)

          ELIZABETH A. MONRAD           Vice President and Treasurer              March 9, 1995
         (Elizabeth A. Monrad)          (Principal Accounting Officer)

          *LUCY WILSON BENSON           Director                                  March 9, 1995
          (Lucy Wilson Benson)

            *WALTER M. CABOT            Director                                  March 9, 1995
           (Walter M. Cabot)

            *JOHN C. ETLING             Vice Chairman and Director                March 9, 1995
            (John C. Etling)

          *WILLIAM C. FERGUSON          Director                                  March 9, 1995
         (William C. Ferguson)

            *DONALD J. KIRK             Director                                  March 9, 1995
            (Donald J. Kirk)

             *KAY KOPLOVITZ             Director                                  March 9, 1995
            (Kay Koplovitz)

           *EDWARD H. MALONE            Director                                  March 9, 1995
           (Edward H. Malone)

          *ANDREW W. MATHIESON          Director                                  March 9, 1995
         (Andrew W. Mathieson)

           *DAVID E. MCKINNEY           Director                                  March 9, 1995
          (David E. McKinney)

               SIGNATURE                                TITLE                         DATE
               ---------                                -----                         ----
            *STEPHEN A. ROSS            Director                                 March 9, 1995
           (Stephen A. Ross)

          *WALTER F. WILLIAMS           Director                                 March 9, 1995
          (Walter F. Williams)

- ---------------

*By either Charles F. Barr or Robert D. Graham pursuant to a power of attorney.

                             GENERAL RE CORPORATION

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                             GENERAL RE CORPORATION

                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 1994 AND 1993
                                (PARENT COMPANY)
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                            1994        1993
                                                                           -------     -------
Assets
  Fixed maturities -- available-for-sale.................................  $    94     $   258
  Equity securities, at fair value.......................................       --          25
  Short-term investments, at amortized cost which approximates fair
     value...............................................................       20          --
  Investment in GR-CK....................................................      582
  Investment in subsidiaries, at equity..................................    4,427       4,497
  Other invested assets..................................................       92         207
  Other assets...........................................................       20          21
  Due from subsidiaries..................................................       49         410
                                                                           -------     -------
          Total assets...................................................  $ 5,284     $ 5,418
                                                                           =======     =======

Liabilities
  Commercial paper.......................................................  $    31     $   262
  Note payable due 2009..................................................      150         150
  Income taxes...........................................................      134         172
  Other liabilities......................................................      109          72
                                                                           -------     -------
          Total liabilities..............................................      424         656
                                                                           -------     -------
Cumulative convertible preferred stock (shares issued: 1,734,717 in 1994
  and 1,741,010 in 1993; no par value)...................................      148         149
Loan to employee savings and stock ownership plan........................     (147)       (148)
                                                                           -------     -------
                                                                                 1           1
                                                                           -------     -------

Common Stockholders' Equity
  Common stock (102,827,344 shares issued in 1994 and 1993; par value
     $.50)...............................................................       51          51
  Paid-in capital........................................................      604         596
  Unrealized appreciation of investments, net of income taxes............      421         651
  Currency translation adjustments, net of income taxes..................      (20)        (42)
  Retained earnings......................................................    5,330       4,830
  Less common stock in treasury, at cost (shares held: 20,955,202 in 1994
     and 19,195,866 in 1993).............................................   (1,527)     (1,325)
                                                                           -------     -------
          Total common stockholders' equity..............................    4,859       4,761
                                                                           -------     -------
          Total liabilities, cumulative convertible preferred stock and
           common stockholders' equity...................................  $ 5,284     $ 5,418
                                                                           =======     =======

                             GENERAL RE CORPORATION

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                         CONDENSED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                (PARENT COMPANY)
                                 (IN MILLIONS)

                                                                       1994      1993     1992
                                                                       -----     ----     ----
REVENUES
  Distributions from subsidiaries
     Insurance subsidiaries..........................................  $ 441     $295     $450
     Other subsidiaries..............................................    394        5      185
                                                                       -----     ----     ----
          Total distributions from subsidiaries......................    835      300      635
  Net investment income..............................................     26       33       15
  Other revenues.....................................................     37        8       --
  Net realized gains (losses) on investments.........................      6       (3)       3
                                                                       -----     ----     ----
                                                                         904      338      653
                                                                       -----     ----     ----
EXPENSES
  Other operating costs and expenses.................................     29       26       10
  Income taxes.......................................................     (4)     (15)     (17)
                                                                       -----     ----     ----
                                                                          25       11       (7)
                                                                       -----     ----     ----
          Income before equity income and cumulative effect
            adjustments..............................................    879      327      660
                                                                       -----     ----     ----
Equity in net income of consolidated subsidiaries less dividends
  received of $835 in 1994, $300 in 1993 and $635 in 1992............   (214)     370      (64)
Cumulative effect of accounting changes..............................     --       14       61
                                                                       -----     ----     ----
          Net income.................................................  $ 665     $711     $657
                                                                       =====     ====     ====

                             GENERAL RE CORPORATION

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       CONDENSED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                (PARENT COMPANY)
                                 (IN MILLIONS)

                                                                       1994      1993     1992
                                                                       -----     ----     ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income.........................................................  $ 665     $711     $657
  Cumulative effect of accounting changes............................     --      (14)     (61)
  Equity in net income of consolidated subsidiaries less dividends
     received........................................................    214     (370)      64
  Other..............................................................    351     (294)     (42)
                                                                       -----     ----     ----
          Net cash from operating activities.........................  1,230       33      618
                                                                       -----     ----     ----
CASH FLOWS FROM INVESTING ACTIVITIES
  Fixed maturities:
     Purchases.......................................................   (132)    (484)    (253)
     Sales...........................................................    276      362      121
     Maturities......................................................     40       95        5
  Equity securities:
     Sales...........................................................      1       --       --
  Other invested assets..............................................    105      (25)      --
  Net (purchases) sales of short-term investments....................    (20)      75      (52)
  Purchase of shares in GR-CK........................................   (884)      --       --
  Capital contribution to other subsidiaries.........................     (6)     (10)      --
                                                                       -----     ----     ----
          Net cash (used in) from investing activities...............   (620)      13     (179)
                                                                       -----     ----     ----
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of note payable..........................................     --       --     (100)
  Commercial paper borrowing (repayment), net........................   (230)     251       (5)
  Cash dividends paid to stockholders
     Common..........................................................   (157)    (159)    (153)
     Preferred.......................................................    (11)     (11)     (11)
  Acquisition of treasury stock......................................   (222)    (134)    (179)
  Other..............................................................     11        9       10
                                                                       -----     ----     ----
          Net cash used in financing activities......................   (609)     (44)    (438)
                                                                       -----     ----     ----
Change in cash.......................................................      1        2        1
Cash, beginning of year..............................................      3        1       --
                                                                       -----     ----     ----
Cash, end of year....................................................  $   4     $  3     $  1
                                                                       =====     ====     ====

SCHEDULE V

                             GENERAL RE CORPORATION

                SCHEDULE V--SUPPLEMENTARY INSURANCE INFORMATION

                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                 (IN MILLIONS)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 COLUMN C
                                   NET
                                  FUTURE             COLUMN E                        COLUMN H
                                  POLICY              OTHER                          BENEFITS,     COLUMN I
                                 BENEFIT              POLICY                          CLAIMS,    AMORTIZATION
  COLUMN A          COLUMN B     LOSSES,  COLUMN D    CLAIMS              COLUMN G    LOSSES     OF DEFERRED   COLUMN J
    YEAR            DEFERRED     CLAIMS     NET        AND     COLUMN F     NET         AND         POLICY      OTHER    COLUMN K
     AND           ACQUISITION  AND LOSS  UNEARNED   BENEFITS  PREMIUM   INVESTMENT  SETTLEMENT  ACQUISITION  OPERATING  PREMIUMS
   SEGMENT            COSTS     EXPENSES  PREMIUMS   PAYABLE   REVENUE     INCOME     EXPENSES      COSTS      EXPENSES   WRITTEN
- ---------------------------------------------------------------------------------------------------------------------------------
1994
Property/
Casualty, Life
  Domestic.......   $ 204     $ 7,029     $  910         --     $2,394      $686      $1,709        $535         $251      $2.581
  Interna-
   tional........     120       3,288        543     $1,960        394        52         272          79           52         420
                    -----     -------     ------     ------     ------      ----      ------        ----         ----      ------
    Total........   $ 324     $10,317     $1,453     $1,960     $2,788      $738      $1,981        $614         $303      $3,001
                    =====     =======     ======     ======     ======      ====      ======        ====         ====      ======
1993
Property/Casualty
  Domestic.......   $ 147     $ 6,803     $  747     $   --     $2,225      $705      $1,557        $510         $213      $2,275
  International..       6         253         68         --        221        43         166          42           34         249
                    -----     -------     ------     ------     ------      ----      ------        ----         ----      ------
    Total........   $ 153     $ 7,056     $  815     $   --     $2,446      $748      $1,723        $552         $247      $2,524
                    =====     =======     ======     ======     ======     =====      ======        ====         ====      ======
1992
Property/Casualty
  Domestic          $ 152     $ 6,635     $  736     $   --     $2,166      $703      $1,706        $470         $206      $2,177
  International..       3         203         46         --        153        47         123          29           27         172
                    -----     -------     ------     ------     ------      ----      ------        ----         ----      ------
    Total........   $ 155     $ 6,838     $  782     $   --     $2,319      $750      $1,829        $499         $233      $2,349
                    =====     =======     ======     ======     ======      ====      ======        ====         ====      ======

- ---------------
Note: The gross liability for unpaid claims and claim expenses was $12,158 million, $8,452 million and $8,204 million in 1994, 1993 and 1992, respectively. The gross unearned premiums were $1,642 million , $840 million, $836 million in 1994, 1993 and 1992, respectively. The totals shown in the Schedule include only the reinsurance and insurance operations of the Corporation and may not correspond with consolidated amounts.

                                 EXHIBIT INDEX

                                                                                                SEQUENTIALLY
EXHIBIT                                                                                          NUMBERED
  NO.                                         DESCRIPTION                                          PAGE
- -------                                       -----------                                       ------------
 4.        Rights Agreement, dated as of September 11, 1994 between the Corporation and The
           Bank of New York, as Rights Agent.................................................
10.1       The General Re Corporation 1989 Long-Term Compensation Plan.......................
  .2       Form of Indemnity Agreement among the Corporation and directors and executive officers..........................................................................
11.        Computation of Earnings Per Share.................................................
21.        Subsidiaries of Registrant........................................................
23.        Consent of Independent Accountants................................................
24.        Powers of Attorney of Directors...................................................
27.        Financial Data Schedules..........................................................
28.        Combined Domestic Property/Casualty Insurance Companies Schedule P................