Form 10-Q
period 1995-03-31
GENERAL RE CORP
filed 1995-05-15
CIK 317745

GENERAL RE CORPORATION
Financial Centre
P.O. Box 10350
Stamford, CT  06904-2350



	May 15, 1995



Securities and Exchange Commission
450 Fifth Street, NW
Washington, D.C.  20549

Gentlemen/Ladies:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-Q.





	Very truly yours,



	Elizabeth A. Monrad












                                     Form 10 - Q
                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended		March 31, 1995

Commission File Number	 	1-8026

                            GENERAL RE CORPORATION

             (Exact name of registrant as specified in its charter)


	           DELAWARE                                		06-1026471
	(State or other jurisdiction of 		                  (I.R.S. Employer
 	incorporation or organization)		                  Identification No.)


	Financial Centre, P.O. Box 10350
	Stamford, Connecticut                               		06904-2350
	(Address of principal executive offices)	      	      (Zip Code)


	Registrant's telephone number, with area code		(203) 328-5000


                                  		None
            (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	                               Yes   *  	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

          	Class	                           		Outstanding at March 31, 1995

 	Common Stock, $.50 par value		                  	81,966,356 Shares



                           GENERAL RE CORPORATION


                                  INDEX


                                                             		PAGE NO.


PART I.  FINANCIAL INFORMATION

Consolidated Balance Sheets
March 31, 1995 and December 31, 1994                              3


Consolidated Statements of Income
Three months ended March 31, 1995 and 1994                        4


Consolidated Statements of Cash Flows
Three months ended March 31, 1995 and 1994                        5


Notes to Consolidated Interim Financial Statements                6 - 7


Management's Discussion and Analysis
	of Financial Condition and Results
	of Operations                                                    8 - 12


PART II.  OTHER INFORMATION                                       13 - 14

                               General Re Corporation
                             Consolidated Balance Sheets
                          (in millions, except share data)

                                                                 (Unaudited)
                                                                   3/31/95          12/31/94

Assets
Investments:
  Fixed maturities:
    Held-to-maturity (fair value: $1,910 in
      1995; $1,971 in 1994)                                        $1,828            $1,900
    Available-for-sale (cost: $11,193 in
      1995; $10,840  in 1994)                                      11,347            10,717
    Trading (cost: $2,145 in 1995; $1,579 in
    1994)                                                           2,247              1,557
    Equity securities, at fair value (cost:
      $2,405 in 1995; $2,318 in 1994)                               3,191              2,977
  Short-term investments, at amortized cost
    which approximates fair value                                   1,344              1,032
  Other invested assets                                               727                715
      Total investments                                            20,684             18,898
Cash                                                                  237                 242
Accrued investment income                                             275                  272
Accounts receivable                                                 1,547               1,421
Funds held by reinsured companies                                   1,920               1,942
Reinsurance recoverable                                             2,183               2,067
Deferred acquisition costs                                            335                 324
Securities purchased under agreements to resell                       361                 813
Trading account assets                                              2,760               1,928
Other assets                                                        1,620               1,690
      Total assets                                                $31,922             $29,597

Liabilities
Claims and claim expenses                                         $12,589          $12,158
Policy benefits for life and health contracts                       1,960              1,960
Unearned premiums                                                   1,692              1,642
Other reinsurance balances                                          2,338              2,318
Notes payable and commercial paper                                    156                188
Income taxes                                                          347                196
Securities sold under agreements to repurchase                      1,566                938
Securities sold but not yet purchased                                 851                927
Trading account liabilities                                         3,045              2,320
Other liabilities                                                   1,076              1,046
Minority interest                                                   1,044              1,044
    Total liabilities                                              26,664             24,737

Cumulative convertible preferred stock
 (shares issued:  1,731,081  in 1995 and
1,734,717 in 1994; no par value)                                      148                 148
Loan to employee savings and stock
 ownership plan                                                      (147)               (147)
                                                                        1                   1
Common stockholders' equity
Common stock (102,827,344 shares
  issued in 1995 and 1994; par value $.50)                             51                  51
Paid-in capital                                                       609                 604
Unrealized appreciation of investments,
net of income taxes                                                   671                 421
Currency translation adjustments, net of
income taxes                                                          (21)                (20)
Retained earnings                                                   5,471               5,330
Less common stock in treasury, at cost
    (shares held: 20,860,988 in 1995
   and 20,955,202 in 1994)                                         (1,524)             (1,527)
    Total common stockholders' equity                               5,257               4,859
   Total liabilities, cumulative convertible
     preferred stock and common stockholders'
      equity                                                      $31,922             $29,597

                 See notes to the consolidated interim financial statements.
                                                        3

                                 GENERAL RE CORPORATION
                         Consolidated Statements of Income
                        (in millions, except per share data)

                                          		             (Unaudited)
                                                   			Three months ended
		                                                       	March 31,
	                                                    1995          	1994
Premiums and Other Revenues

Net premiums written                                	$1,007	        $820

Net premiums earned                                 	$  955        	$774
Net investment income	                                  193         	182
Other revenues	                                          52          	68
Net realized gains on investments	                        7       	    -

	Total revenues	                                      1,207       	1,024



Expenses

Claims and claim expenses                              	662         	653
Acquisition costs	                                      229         	146
Other operating costs and expenses	                      98     	    108

	Total expenses	                                        989      	   907

Income before income taxes                             	218         	117
Income tax expense	                                      35	          18

	NET INCOME	                                          $ 183       	$  99



Per Share Data

Net income per common share	                        		$2.20       	$1.15

Dividend per common share			                         $  .49      	$  .48

Average shares outstanding                            81.9	        82.8









	See notes to the consolidated interim financial statements.

                                   GENERAL RE CORPORATION
                           Consolidated Statements of Cash Flows
                                     (in millions)


                                               		             (Unaudited)
                                                        			Three months ended
			                                                             March 31,
	                                                            1995	      1994

Cash flows from operating activities
	Net income	                                                 $183       	$98
	Adjustments to reconcile net income to net cash provided
	by operating activities:
		Change in claim and claim expense liabilities              	431       	312
		Change in reinsurance recoverable	                         (116)      	(81)
		Change in unearned premiums	                                 50        	58
		Amortization of acquisition costs                          	229       	146
		Acquisition costs deferred	                                (240)	     (149)
		(Purchase) sale of trading account securities	           (1,223)      	431
		Other changes in assets and liabilities	                    227      	(204)
		Net realized gains on investments	                           (7)         -
Net cash (used in) from operating activities	                (466)    	  611

Cash flows from investing activities
	Fixed maturities: held-to-maturity
		Purchases	                                                 (18)       	(7)
		Calls and maturities                                       	92       	117
		Sales	                                                      -          	-
	Fixed maturities: available-for-sale
		Purchases	                                               (1,150)  	(1,153)
		Calls and maturities                                        	43      	138
		Sales	                                                      803    	1,174
	Equity securities:
		Purchases	                                                 (199)    	(165)
		Sales	                                                      119      	168
	Net purchases of short-term investments	                    (312)    	(150)
	Securities purchased under agreements to resell             	452	     (339)
Net cash used in investing activities	                       (170)    	(217)

Cash flows from financing activities
	Commercial paper (repayment) borrowing, net                 	(31)       	7
	Securities sold under agreements to repurchase              	628     	(143)
	Change in contract deposits	                                  68       	33
	Cash dividends paid to common shareholders	                  (40)     	(40)
	Acquisition of treasury stock                                 	-     	(159)
	Other		                                                        6 	       1
Net cash from (used in) financing activities	                 631    	 (301)

Change in cash                                                	(5)      	93

Cash, beginning of period	                                    242   	    60

Cash, end of period                                       	$  237    	$ 153




See notes to the consolidated interim financial statements.

GENERAL RE CORPORATION

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.	General - The interim financial statements have been prepared on the basis of generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of results for such periods.  The results of operations for any interim period are not necessarily indicative of results for the full year.  These financial statements should be read in conjunction with the financial statements and related notes in the Corporation's 1994 Annual Report filed on Form 10-K.
Certain reclassifications have been made to 1994 balances to conform to the
1995 presentation.  The results from operations of the Corporation's international reinsurance operations are reported on a quarter lag.  Therefore, the results of
Cologne Re are not included in the Corporation's results for the three months ended March 31, 1995 but will be included beginning in the second quarter of
1995.

2.	Income Taxes - The Corporation's effective income tax rate differs from current statutory rates principally due to tax-exempt interest income and dividends received deductions.  The Corporation paid income taxes of
$17 million and $17 million in the three months ended March 31, 1995 and 1994, respectively.

3.	Reinsurance Ceded - The Corporation utilizes reinsurance to reduce its exposure to large losses.  The
Corporation has no significant concentrations of credit risk with any one reinsurer at March 31, 1995.  The income statement amounts for premiums written, premiums earned and claims and claim expenses incurred are reported net of reinsurance.  Direct, assumed, ceded and net amounts for the three months ended March
31, 1995 and 1994 were as follows (in millions):

                              	Premiums        	Premiums	       Claims and
	                              Written         	Earned        	Claim Expenses

	1995

	Direct                      	$   129          	$  113         	$  90
	Assumed	                       1,050           	1,013           	666
	Ceded	                          (172)           	(171)          	(94)
	Net	                          $1,007          	$  955          	$662


	1994

	Direct                         	$115           	$  100       	$    68
	Assumed	                         808              	767           	701
	Ceded	                          (103)              (93)          (116)
	Net	                           $ 820 	           $ 774         	$ 653


4. 	Allowance for Doubtful Accounts - The Corporation establishes an allowance for uncollectible reinsurance recoverables and other doubtful receivables.  The allowance was recorded as a valuation account that reduces the corresponding asset.  The allowance was $122 million and $121 million at March 31, 1995 and
December 31, 1994, respectively.
6

GENERAL RE CORPORATION

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)


5.	Per Common Share Data - Income per common share is based on net income less preferred dividends divided by the weighted average common shares outstanding during the period.  The weighted average number of common shares outstanding was 81,918,805 and 82,808,325 for the three months ended March
31, 1995 and 1994, respectively.





































 MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Consolidated

Income from operations, excluding after-tax realized gains, was $2.15 per share in the first quarter of 1995, an increase of 87.0 percent from the $1.15 per share earned in the comparable period in 1994.  Net income for the first quarter of 1995 was $2.20 per share, compared with $1.15 per share for the comparable period in 1994.
Included in net income in the first quarter of 1995 were after-tax realized gains of $.05 per share.  The improved results in the first quarter of 1995 were primarily attributable to an $84 million improvement in the Corporation's underwriting result.  The first quarter of 1995 was adversely affected by $25 million of pretax losses from the Kobe, Japan earthquake, while the first quarter of 1994 included $85 million of pretax losses related to the Northridge, California earthquake.

Consolidated net premiums written for the first quarter of 1995 were $1,007 million, an increase of 22.8 percent from $820 million in 1994.  Domestic property/casualty premium volume was $686 million in the first quarter of
1995, compared with $598 million in 1994, an increase of 14.7 percent. The international property/casualty subsidiaries' net premiums written were $321 million in the first quarter of 1995, an increase of 44.5 percent from the comparable amount in 1994.  The international subsidiaries' premiums written increased by $33 million during the quarter due to a change in the method of estimating premiums.

Consolidated net investment income was $193 million in the first quarter of 1995, compared with $182 million in 1994.  Net investment income for the domestic property/casualty operations was $178 million in the first quarter of 1995, as compared with $168 million in the first quarter of 1994.  Net investment income for the international property/casualty operations decreased to $11 million in the first quarter of 1995, as compared with
$12 million in the first quarter of 1994.

At March 31, 1995, total consolidated assets were $31,922 million, compared with $29,597 million at December
31, 1994.  The growth in total assets was due to increases of $1,279 million in the financial services segment,
$904 million in the domestic property/casualty operations and $142 million in the international property/casualty operations.

During the first quarter of 1995, total invested assets increased by $1,786 million to $20,684 million. The growth in invested assets was due to increases of $988 million in the financial services segment,  $766 million in the domestic property/casualty operations and $32 million in the international property/casualty operations.

Common shareholders' equity at March 31, 1995 was $5,257 million, an increase of 8.2 percent from the $4,859 million at December 31, 1994. The growth in common shareholders' equity during the first quarter of 1995 was principally the result of net income of $183 million, an increase in unrealized investment gains, net of tax, of
$250 million, less common and preferred dividends of $43 million.

The Corporation realized net cash outflow from consolidated operations of $466 million in the first quarter of
1995, compared to a cash inflow of $611 million in the comparable period in 1994.  Cash flows from operations for the domestic/property casualty operations were $311 million and $197 million in the first quarter of 1995 and

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


1994, respectively.  The financial services operations had net cash outflow from operations of $749 million in the first quarter of 1995, compared to cash inflow of $348 million in the first quarter 1994.  The negative operating cash flow in 1995 was not the result of a deterioration in the Corporation's liquidity or profitability.  Rather, the negative operating cash flow resulted from disaggregating GRFP's interrelated cash flows into operating, investing and financing activities for financial reporting purposes.

Dividends paid to common shareholders were $40 million in the first quarter of 1995 and 1994.  The
Corporation did not repurchase any of its shares during the first quarter of 1995 and had $100 million available under Board authorized repurchase programs and additional standing authority to repurchase shares in anticipation of shares to be issued under various compensation plans at March 31, 1995.  On February 8, 1995, the Board of Directors declared a regular dividend of $.49 per share on the common stock of the Corporation.
This represented an increase of 2.1 percent over the $.48 per share dividend paid in prior quarters of 1994 and the 19th consecutive year in which the Corporation increased its dividend.

At March 31, 1995, the Corporation had $150 million of senior debt outstanding which is rated AAA by
Standard and Poor's Corporation and Aa1 by Moody's Investors Services.  The Corporation also issues short-
term commercial paper to provide additional financial flexibility for its operations.  Commercial paper offered by the Corporation is rated A1+ by Standard & Poor's Corporation and Prime 1 by Moody's Investors Service.  At
March 31, 1995, no short-term commercial paper was outstanding.

Domestic Property/Casualty

After-tax income for the domestic property/casualty operations was $163 million in the first quarter of 1995 compared with $73 million during the same period in 1994.  These results include after-tax realized gains of $8 million in 1995 and $1 million of after-tax realized losses in 1994.  The increase in the segment's income was primarily due to an improved pretax underwriting result of $59 million and increased pretax net other income of
$17 million.

In the first quarter of 1995, the statutory combined ratio for the domestic property/casualty operations was 99.6 percent compared with 113.9 percent in the first quarter of 1994 and 101.3 percent for the full year 1994.  The combined ratio in the first quarter of 1994 included $85 million, or 15.0 statutory combined ratio points, of losses attributable to catastrophe claims from the earthquake centered in Northridge, California that occurred on
January 17, 1994.

Net premiums written for the domestic property/casualty operations were $686 million in the first quarter of
1995, an increase of 14.7 percent from the comparable amount in 1994.  Net premiums written by General
Reinsurance Corporation increased by 15.5 percent during the quarter.  The Corporation believes the growth in premiums was attributable to the continued increase in insurance premiums written by medium and smaller-
sized primary companies that generally purchase relatively more reinsurance, increased reinsurance cessions by


 MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

primary companies seeking to deleverage their capital in response to rating agency concerns and primary companies purchasing an increasing proportion of their reinsurance from better capitalized and more credit-
worthy reinsurers.  For the General Star companies, which write primary and excess specialty insurance, premiums increased 11.9 percent from 1994 levels.  The Genesis companies, which provide direct excess insurance, had premium growth of 5.5 percent as this market remains very competitive.

Pretax net investment income for the domestic property/casualty operations was $178 million in the first quarter
of 1995 as compared to $168 million in 1994 and $177 million in the fourth quarter of 1994.   The increase in
investment income is due to the growth in the segment's investment portfolio since the first quarter of 1994, an increase in market interest rates during 1994 and dividend distributions from limited partnership investments.
The segment's pretax investment income decreased approximately $10 million due to $582 million contributed to the Cologne Re joint venture on December 28, 1994.  (The operating results of Cologne Re and the joint venture
company will be reported on a quarter lag).    The overall pretax yield on the invested asset portfolio was 6.2 percent in the first quarter of 1995, compared with 5.9 percent in the comparable period in 1994.

The liability for claims and claim expenses was $8,853 million at March 31, 1995, an increase of $275 million or
3.2 percent over the year-end 1994 liability.  The asset for reinsurance recoverable on unpaid losses was $1,672 million at March 31, 1995, as compared to $1,549 million at December 31, 1994.  At March 31, 1995, the gross liability for claims and claim expenses and the related asset for reinsurance recoverables include $1,482 million and $422 million, respectively, for environmental and latent injury claims.  These amounts include provisions for both reported and incurred but not reported claims.  At March 31, 1995, total assets of the domestic/property casualty operations were $15,214 million, compared with $14,310 million at December 31, 1994.

Cash flow from operations for the domestic property/casualty operations was $311 million in the first quarter  of
1995, compared to $197 million in the first quarter of 1994.  The 57.8 percent increase in operating cash flow in
1995 was principally due to increased premium collections.

International Property/Casualty

The international property/casualty operations' after-tax income in the first quarter of 1995 was $14 million, compared to $10 million in the first quarter of 1994. Income in the first quarter for the international property/casualty operations increased as compared to 1994's first quarter due to improved underwriting results and reduced currency losses.  International premiums written were $321 million in the first quarter of 1995, an increase of 44.5 percent over 1994 premiums of $222 million.  During 1994, the Corporation combined its subsidiaries located in the United Kingdom and Switzerland to enhance client service and to improve the capital efficiency of its European operations.  In the first quarter of 1995, the combined operation began to include
estimated premiums and losses for the current underwriting year in its financial results.   This change increased
net premiums written for the first quarter by $33 million and reduced after-tax income by $3 million.





MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


At March 31, 1995, total assets of the international property/casualty operations were $10,544 million, compared with $10,402 million at December 31, 1994.  The increase in total assets in 1995 is due to the continued growth of the international operations' underwriting portfolios.  The overall pretax yield on the invested asset portfolio for the international property/casualty companies (excluding Cologne Re) was 7.1 percent in the first quarter of
1995, compared with 7.8 percent during the same period in 1994.

The liability for claims and claim expenses was $3,736 million at March 31, 1995, an increase of $156 million over the year-end 1994 liability.  The asset for reinsurance recoverable on unpaid losses was $293 million at
March 31, 1995, compared to $291 million at December 31, 1994.

Financial Services

Financial services operations include the Corporation's derivative products, insurance brokerage and management, reinsurance brokerage and investment, underwriting and real estate management subsidiaries.
After-tax income for the financial services operations was $7 million in the first quarter of 1995, compared with
$15 million in the same period in 1994.  The decline in the segments' income for the quarter was primarily due to a decline in the income of GRFP.  Increased after-tax income in brokerage, underwriting management and investment management operations partially offset the decline in derivative products' income.

While still profitable, GRFP's trading revenue was $10 million in the first quarter of 1995 compared to $46 million in the same quarter of 1994.  Trading revenue declined during the quarter due to fewer offerings in the debt markets and adverse publicity related to derivatives, both of which reduced the use of derivative products by end users.  Included in trading revenue are fair value adjustments for potential credit exposures related to derivative products.  The change in these adjustments is either charged or credited to earnings in the period of the change.  The fair value allowance for counterparty credit exposures and future administrative costs on existing contracts was $65 million at March 31, 1995.

At March 31, 1995, total assets of the financial services operations were $6,164 million, compared with $4,885 million at December 31, 1994.  GRFP's market exposures arising from derivative products are managed through the purchase and sale of government securities, futures and forward contracts or offsetting derivatives transactions.  The assets and liabilities of the financial services segment are significantly affected by the risk management strategies utilized by GRFP to reduce market, currency rate, and interest rate risk.  The purchase of government securities financed through collateralized repurchase agreements and the sale of government securities, whose proceeds are invested in reverse repurchase agreements, may cause short-term fluctuations in
GRFP's assets and liabilities.  The use of these transactions to offset GRFP's market exposures will increase or decrease the amount of GRFP's trading account assets or liabilities.  While these risk management strategies may have a significant impact on the amount of assets and liabilities, they generally do not have a material effect on the Corporation's results from operations or common shareholders' equity.




MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


During the first quarter of 1995, total invested assets of the financial services operations increased $988 million to $2,649 million.  Securities purchased under agreements to resell, which represent short-term liquid investment of excess funds, decreased $452 million in the first quarter of 1995 to $361 million.  Securities sold under agreements to repurchase, which are short-term borrowings of funds, increased $628 million in the first quarter of 1995 to
$1,566 million.  Securities sold, but not yet purchased, which decreased by $76 million during the quarter, represent obligations of the Corporation to deliver the specified security at the contracted price, thereby creating a liability to purchase the security in the market at prevailing prices.  Accordingly, the Corporation's ultimate obligation to satisfy the sale of securities sold, but not yet purchased may exceed the amount recognized in the balance sheet.  The Corporation controls this risk and other market risks associated with its derivative products operations through, among other techniques, strict market position limits, including periodically stress testing the portfolio, marking the trading portfolio to market on a daily basis, and ongoing monitoring and analysis of its market exposures.






























                            PART II.  OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	Exhibit #11 - Statement re: computation of earnings per share

(b)	Reports on Form 8-K

	Form 8-K, dated December 28, 1994, filed on January 12, 1995, consisting of Item 2.
	Form 8-K A/1, dated December 28, 1994, filed on March 13, 1995, consisting of Item 2.
	Form 8-K, dated February 8, 1995, filed on February 24, 1995, consisting of Item 5.
	Form 8-K, dated December 28, 1994, filed on March 31, 1995, consisting of Item 5.




                                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   	GENERAL RE CORPORATION
 	                                                  (Registrant)


Date:         May 15,  1995                        	JOSEPH P. BRANDON
	                                                   Joseph P. Brandon
                                                   	Vice President and Chief
                                                    Financial Officer
	                                                   (Principal Financial
                                                    Officer)



Date:         May 15, 1995                         	ELIZABETH A. MONRAD
                                                   	Elizabeth A. Monrad
                                                   	Vice President and
                                                    Treasurer
	                                                   (Principal Accounting
                                                    Officer)


                       				                                   Exhibit 11

                                 GENERAL RE CORPORATION
                          COMPUTATION of EARNINGS PER SHARE
                        (in millions, except per share data)


                                                       			Three Months Ended
			                                                           March 31,
		Earnings Per Share of Common Stock	                    1995       	1994

		Net income (applicable to
	  	  common stock) (a)                                  $180        	$95
		Average number of common shares
	  	  outstanding	                                       81.9       	82.8

		Net income per share	                                 $2.20      	$1.15


		(a)	After deduction of preferred stock dividends of $3 million for the three months ended March  31, 1995 and 1994.

		(b)	Fully diluted earnings per share are not reported because the effect of potentially dilutive securities was not significant.




