Form 10-Q
period 1995-06-30
GENERAL RE CORP
filed 1995-08-14
CIK 317745

GENERAL RE CORPORATION
Financial Centre
P.O. Box 10350
Stamford, CT  06904-2350



August 14, 1995



Securities and Exchange Commission
450 Fifth Street, NW
Washington, D.C.  20549

Gentlemen/Ladies:

Pursuant to the requirements of the Securities Exchange
Act of 1934, we are transmitting herewith the attached
Form 10-Q.





	Very truly yours,



	Elizabeth A. Monrad












                                  Form 10 - Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                     QUARTERLY REPORT UNDER SECTION 13 OR
               15 (d) OF THESECURITIES EXCHANGE ACT OF 1934


     For Quarter Ended		June 30, 1995

     Commission File Number	 	1-8026

                         GENERAL RE CORPORATION

           (Exact name of registrant as specified in its charter)


	           DELAWARE               	           	06-1026471
	(State or other jurisdiction of 	         	(I.R.S. Employer
 	incorporation or organization)	          	Identification No.)


	Financial Centre, P.O. Box 10350
	Stamford, Connecticut                        		06904-2350
	(Address of principal executive offices)	      	(Zip Code)


	Registrant's telephone number, with area code		(203) 328-5000


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
	Yes   *  	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

	Class	                             		Outstanding at June 30, 1995

	Common Stock, $.50 par value		           	82,028,212 Shares



                         GENERAL RE CORPORATION


                                   INDEX


                                                        		PAGE NO.


PART I.  FINANCIAL INFORMATION

Consolidated Balance Sheets
June 30, 1995 and December 31, 1994                            	3


Consolidated Statements of Income
Three and six months ended June 30, 1995 and 1994	              4


Consolidated Statements of Cash Flows
Six months ended June 30, 1995 and 1994                        	5


Notes to Consolidated Interim Financial Statements	         6 - 7


Management's Discussion and Analysis
	of Financial Condition and Results
	of Operations                                            	8 - 14


PART II.  OTHER INFORMATION                              	15 - 16













                           General Re Corporation
                        Consolidated Balance Sheets
                      (in millions, except share data)
	(Unaudited)
Assets	                                                                     June 30, 1995     Dec. 31, 1994
Investments:
  Fixed maturities:
    Held-to-maturity (fair value: $1,844 in 1995; $1,971 in 1994)	          $ 1,759	          $ 1,900
    Available-for-sale (cost: $11,635 in 1995; $10,840 in 1994)	             12,012 	          10,717
    Trading (cost: $2,580 in 1995; $1,579 in 1994)                           	2,697	            1,557
  Equity securities, at fair value (cost: $2,388 in 1995; $2,318 in 1994)	    3,318	            2,977
  Short-term investments, at amortized cost which approximates fair value	    2,151 	           1,032
  Other invested assets	                                                        887	              715
      Total investments	                                                     22,824	           18,898

Cash	                                                                 	         169 	             242
Accrued investment income	                                                      333 	             272
Accounts receivable	                                                          1,990 	           1,421
Funds held by reinsured companies	                                            2,098	            1,942
Reinsurance recoverable	                                                      2,403 	           2,067
Deferred acquisition costs	                                                     491 	             324
Securities purchased under agreements to resell	                                201	              813
Trading account assets	                                                       2,817	            1,928
Other assets	                                                                 1,484	            1,690
      Total assets	                                                         $34,810	          $29,597

Liabilities
Claims and claim expenses	                                                  $13,548	          $12,158
Policy benefits for life/health contracts                    	                2,150	            1,960
Unearned premiums	                                                            1,994	            1,642
Other reinsurance balances	                                                   2,429 	           2,318
Notes payable and commercial paper	                                             156 	             188
Income taxes	                                                                   409 	             196
Securities sold under agreements to repurchase	                               1,984	              938
Securities sold but not yet purchased	                                          836 	             927
Trading account liabilities	                                                  3,170	            2,320
Other liabilities	                                                            1,231	            1,046
Minority interest	                                                            1,194	            1,044
    Total liabilities	                                                       29,101	           24,737

Cumulative convertible preferred stock (shares issued: 1,728,264
   in 1995 and 1,734,717 in 1994; no par value)	                                148	              148
Loan to employee savings and stock ownership plan	                             (147)	            (147)
		                                                                                1	                1
Common stockholders' equity
Common stock (102,827,344 shares issued in 1995 and 1994; par value $.50)	       51 	              51
Paid-in capital	                                                                612 	             604
Unrealized appreciation of investments, net of income taxes	                    901	              421
Currency translation adjustments	                                                22	              (20)
Retained earnings	                                                            5,643 	           5,330
Less common stock in treasury, at cost (shares held: 20,799,132 in 1995
   and 20,955,202 in 1994)	                                                  (1,521)	          (1,527)
    Total common stockholders' equity	                                        5,708 	           4,859
   Total liabilities, cumulative convertible preferred stock and
      common stockholders' equity	                                          $34,810	          $29,597

	See notes to the consolidated interim financial statements.

                            GENERAL RE CORPORATION
                       Consolidated Statements of Income
                      (in millions, except per share data)
	                                (Unaudited)
	                                           Three Months Ended	Six Months Ended
    	                                             June 30,	       June 30,
                                              	1995    	1994   	1995	   1994
Premiums and other revenues

Net premiums written
	Property/casualty	                           	$1,589   	$665		$2,595		$1,485
	Life/health		                                    220 	    -      220		    -
Total net premiums written	                    $1,809	   $665		$2,815 	$1,485

Net premiums earned
	Property/casualty		                           $1,345	   $640		$2,300		$1,414
	Life/health		                                    215	      -     215	     -
Total net premiums earned 	                     1,560    	640	 	2,515	 	1,414

Net investment income                            	268     186	   	462	   	368
Other revenues	                                    91     	49	   	142	   	117
Net realized gains on investments	                 24 	    21      31      21

	Total revenues	                                1,943 	   896		 3,150	  1,920

Expenses

Claims and claim expenses                        	998    	454	 	1,661	 	1,108
Life/health benefits	                             161      	- 	  	161     		-
Acquisition costs	                                342    	122   		570   		268
Other operating costs and expenses	               157  	  102		   255		   210

	Total expenses	                                1,658  	  678 		2,647 		1,586

Income before income taxes and minority interest 	285    	218   		503   		334
Income tax expense	                                59	     41		    94 		   59

	Income before minority interest                 	226    	177   		409   		275

Minority interest	                                 12	     -       12 		   -

	NET INCOME	                                     $214    	$177	 	$397	  	$275


Share Data

Net income per common share	                    $2.58   	$2.12 	$4.78  	$3.27

Dividend per common share	                       $.49	    $.48 		$.98 		$ .96

Average shares outstanding	                      82.0    	81.9	  82.0   	82.3


	See notes to the consolidated interim financial statements.

                               GENERAL RE CORPORATION
                       Consolidated Statements of Cash Flows
                                   (in millions)
                                          		                   (Unaudited)
		                                                          	Six months ended
	                                                               		June 30,
                                                              	1995	  1994
Cash flows from operating activities
	Net income	                                                  $397     	$275
	Adjustments to reconcile net income to net cash provided
	by operating activities:
		Change in claim and claim expense liabilities              1,056      	316
		Change in policy benefits for life and health contracts	       4        	-
		Change in reinsurance recoverable	                          (344)     	(24)
		Change in unearned premiums	                                 285       	85
		Amortization of acquisition costs	                           570      	268
		Acquisition costs deferred	                                 (714)	    (282)
		Trading account activities
			Change in trading account securities	                    (2,582)     	976
			Securities purchased under agreements to resell	            612	     (426)
			Securities sold under agreements to repurchase	           1,046     	(598)
			Change in other trading balances	                           950     	(248)
		Other changes in assets and liabilities	                    (297)     	(58)
		Net realized gains on investments	                           (31)  	  ( 21)
Net cash from operating activities	                            952    	  263

Cash flows from investing activities
	Fixed maturities: held-to-maturity
		Purchases	                                                   (24)      	(8)
		Calls and maturities	                                        178       	52
		Sales	                                                         -        	-
	Fixed maturities: available-for-sale
		Purchases	                                                (3,112)   	(2,536)
		Calls and maturities	                                        151       	311
		Sales	                                                     2,409     	2,381
	Equity securities:
		Purchases	                                                  (438)     	(432)
		Sales	                                                       419       	374
	Net purchases of short-term investments	                     (304)     	(193)
	Net purchases of other invested assets	                       (81)	      (17)
Net cash used in investing activities	                        (802)      	(68)

Cash flows from financing activities
	Maturity of variable rate notes                               	-       	 (12)
	Commercial paper (repayment) borrowing, net                  	(31)       	52
	Change in contract deposits	                                 (122)       	67
	Cash dividends paid to common stockholders	                   (80)      	(79)
	Acquisition of treasury stock	                                  -      	(222)
	Other		                                                         10	        3
Net cash used in financing activities	                         (223)   	 (191)

Change in cash                                                 	(73)       	4

Cash, beginning of period	                                      242   	    60

Cash, end of period	                                         $  169    	$  64

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

2.	Cologne Re - As a result of the ownership and
control structure, the Corporation's consolidated statements of income and cash flows include the results from operations and cash flows of Cologne Re and the related joint-venture company, GR-CK. These results and cash flows were not included in the comparable 1994 amounts, since the formation of GR-CK did not occur until December 28, 1994.
The minority interest included in the Corporation's statement of income and balance sheet relates to the economic interest of Cologne Re not owned by GR-CK and the Class A shares of GR-CK, which are not owned by the Corporation.

3.	Income Taxes - The Corporation's effective income
tax rate differs from current statutory rates principally due to tax-exempt interest income and dividends received deductions. The Corporation paid income taxes of $86 million and $58 million in the six months ended June 30, 1995 and 1994, respectively.

4.	Reinsurance Ceded - The Corporation utilizes
reinsurance to reduce its exposure to large losses. The Corporation has no significant concentrations of credit risk with any one reinsurer at June 30, 1995. The income statement amounts for premiums written, premiums earned and claims and claim expenses incurred are reported net of reinsurance. Direct, assumed, ceded and net amounts for the six months ended June 30, 1995 and 1994 were as follows
(in millions):

            	Property/Casualty		  Life/Health	   	Claims and   	Life/Health
             	Written	Earned	    Written	Earned	Claim Expenses	   Benefits
	1995
	Direct	        $236   	$216        	-   	 -        	$155	           -
	Assumed	      2,852	  2,576	      $244  	$239	     1,961         	$186
	Ceded	         (493)	  (492)      	(24)  	(24)     	(455)         	(25)
	Net         	$2,595 	$2,300      	$220  	$215	    $1,661         	$161

	1994
	Direct	        $159   	$203         	-     	-   	     $93	           -
	Assumed	      1,571  	1,448         	-     	-      	1,111           	-
	Ceded	         (245)  	(237)        	-     	-        	(96)          	-
	Net 	        $1,485  $1,414         	-     	-     	$1,108	           -

6
GENERAL RE CORPORATION

NOTES TO CONSOLIDATED INTERIM FINANCIAL
STATEMENTS (continued)


5. 	Allowance for Doubtful Accounts - The Corporation
establishes an allowance for uncollectible reinsurance recoverables and other doubtful receivables. The allowance was recorded as a valuation account that reduces the corresponding asset. The allowance was approximately
$147 million and $121 million at June 30, 1995 and December 31, 1994, respectively.

6.	Per Common Share Data - Income per common
share is based on net income less preferred dividends divided by the weighted average common shares outstanding during the period. The weighted average number of common shares outstanding was 81,996,173 and 81,957,703 for the three and six months ended June
30, 1995,  and 81,866,018 and 82,334,568 for the three
and six months ended June 30, 1994.






























 MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Consolidated

Income from operations, excluding after-tax realized gains,
was $2.37 per share in the second quarter of 1995, an increase of 20.9 percent from the $1.96 per share earned in the comparable period in 1994. After-tax realized gains were
$.21 per share in the second quarter of 1995, compared with
$.16 per share in the second quarter of 1994.   The improved
results in the second quarter of 1995 were primarily attributable to growth in after-tax investment income and increased profitability in the Corporation's international property/casualty, life/health and financial services operations. The Corporation's results include the operations of Cologne
Re and the related joint-venture company, GR-CK. These results were not included in the comparable 1994 amounts, since the formation of GR-CK did not occur until December
28, 1994.

For the first six months of 1995, net income was $4.78 per share, compared with $3.27 per share for the same period in 1994. Included in net income were after-tax realized gains of $.26 per share in the first six months of 1995, compared with $.16 per share in 1994. For the first half of 1995, domestic underwriting results improved by approximately $70 million principally due to the absence of significant catastrophe claims, while the comparable period of 1994 was adversely affected by claims from the Northridge, California earthquake. In addition, each of the Corporation's other operating segments contributed to the growth in income for the first six months of 1995, as compared to the same period in 1994.

Consolidated net premiums written for the second quarter of 1995 were $1,809 million, an increase of 172.1 percent from $665 million in 1994. Consolidated net premiums written for the first six months of 1995 were $2,815 million, compared with $1,485 million in 1994. Domestic property/casualty premiums written were $704 million in the second quarter of 1995, compared with $588 million in 1994, an increase of
19.5 percent. The international property/casualty subsidiaries' net premiums written were $885 million in the second quarter of 1995, an increase of $809 million from the comparable amount in 1994, with a significant amount of the growth attributable to the inclusion of Cologne Re's premium beginning in the second quarter of 1995. In addition, the underwriting results of the Corporation's wholly owned
European operations, which were predominantly reported on
 a full underwriting-year lag in prior years, are now reported on a one-quarter lag, beginning in 1995. The international subsidiaries' premiums written increased by $101 million during the second quarter and $134 million during the first six months of 1995 due to this change in reporting. Net premiums written for the life/health segment, a new reporting segment consisting of Cologne Re's domestic and international life/health operations, were $220 million for the second quarter of 1995.

Consolidated net investment income was $268 million in the second quarter of 1995, compared with $186 million in 1994.
The consolidation of Cologne Re accounts for $63 million of the $82 million increase in consolidated pretax investment income in the second quarter of 1995. Net investment income for the domestic property/casualty operations was $176 million in the second quarter of 1995, compared with $170 million in the second quarter of 1994. Net investment income for the international property/casualty operations was $61

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)


million in the second quarter of 1995, compared with $13 million in the second quarter of 1994. Net investment income for the life/health operations was $26 million in the second quarter of 1995.

The consolidated effective tax rate was 20.8 percent for the second quarter of 1995, compared with 18.7 percent in the second quarter of 1994. The consolidated effective tax rate for the first six months of 1995 was 18.7 percent, compared to 17.7 percent in 1994. The increase in the consolidated effective tax rate for both periods was the result of the increase in taxable income in the international and financial services subsidiaries.

At June 30, 1995, total consolidated assets were $34,810 million, compared with $29,597 million at December
31, 1994. The growth in total assets was due to increases of $2,076 million in the financial services segment, $1,655 million in the domestic property/casualty operations and $1,482 million in the international property/casualty and life/health operations. The increase in the financial services assets primarily relates to the purchase of investment securities to hedge open swap positions and the increase in the gross unrealized gain on the swap mark-to-market balance. The increase in the domestic property/ casualty assets primarily was the result of invested operating cash flow and increased appreciation in the bond and stock portfolios. The growth in the assets of the international property/casualty and life/health operations was due to operating cash flow, investment appreciation and the strengthening of the German mark against the U. S. dollar.

During the first six months of 1995, total invested assets increased by $3,926 million to $22,824 million. The growth in invested assets was due to increases of $1,908 million in the financial services segment, $1,211 million in the domestic property/casualty operations and $807 million in the international property/casualty and life/health operations.

Common stockholders' equity at June 30, 1995 was $5,708 million, an increase of 17.5 percent from the $4,859 million at December 31, 1994. The growth in common stockholders' equity during the first six months of 1995 was principally the result of net income of $397 million, an increase in after-tax unrealized investment gains of $480 million, unrealized foreign currency translation gains of $42 million less common and preferred stock dividends of $86 million.

The Corporation realized net cash flow from consolidated operations of $952 million in the first six months of 1995, compared to $263 million in the comparable period in 1994.
Cash flows from operations for the domestic/property casualty operations were $460 million and $372 million in the first six months of 1995 and 1994, respectively. The financial services operations had net cash flows from operations of $3 million in the first six months of 1995, compared to cash outflow of $239 million in the first six months of 1994. The international property/casualty and life/health operations had cash flow from operating activities of $489 million for the first six months of 1995, compared with
 $130 million in 1994.



 MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)


Dividends paid to common stockholders were $80 million and $79 million in the first six months of 1995 and 1994, respectively. The Corporation did not repurchase any of its shares during the first six months of 1995 and at June 30, 1995 had $100 million available under Board-authorized repurchase programs and additional standing authority to repurchase shares in anticipation of issuances under various compensation plans.

During the second quarter of 1995, Cologne Re completed a rights offering that raised DM 437 million ($317 million at the June 30, 1995 exchange rate), which increased its capital (under U.S. GAAP) by 62.9% over the amount reported at December 31, 1994. In connection with Cologne Re's rights offering, GR-CK subscribed for its pro rata share, approximately DM 297 million ($215 million at the June 30, 1995 exchange rate), of the offering and the Corporation purchased for its own account an additional 106,285 ordinary and preference shares of Cologne Re for aggregate consideration of $51 million. These purchases maintained GR-CK's 66.3 percent ownership interest of Cologne Re and, in addition, gave the Corporation a direct 1nterest of 5.7 percent in Cologne Re, bringing the Corporation's total consolidated interest to 72.0 percent at June 30, 1995. The Corporation's results will include the additional percentage ownership in Cologne Re during the third quarter.

At June 30, 1995, the Corporation had $150 million of senior debt outstanding which is rated AAA by Standard and Poor's Corporation and Aa1 by Moody's Investors Services.
The Corporation also issues short-term commercial paper to provide additional financial flexibility for its operations. Commercial paper offered by the Corporation is rated A1+ by Standard & Poor's Corporation and Prime 1 by Moody's Investors Service. At June 30, 1995, no short-term commercial paper was outstanding. During August 1995, the Corporation finalized the placement of $1 billion in lines of credit with nineteen participating banks. The revolving credit lines consist of a 364-day facility of $500 million and a five-year revolving credit facility for the remaining $500 million. The lines of credit provide the Corporation with support for the commercial paper program and enhance corporate financial flexibility.


Domestic Property/Casualty

Pretax income for the domestic property/casualty operations
 was $204 million in the second quarter of 1995 and 1994. Pretax income for the segment was $392 million for the first six months of 1995 compared with $276 million in 1994. The increase in the segment's year-to-date income was primarily due to an improved pretax underwriting result of $70 million and increased pretax net other revenues of $27 million.

In the second quarter of 1995, the statutory combined ratio
 for the domestic property/casualty operations was 99.0 percent, compared with 98.5 percent in the second quarter of 1994 and 101.3 percent for the full year 1994. The statutory combined ratio for the first six months of 1995 was
 99.3 percent, compared with 106.2 percent in 1994. The combined ratio for first six months of 1994 was adversely affected by catastrophe claims from the earthquake centered in Northridge, California that occurred on January 17, 1994.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)

Net premiums written for the domestic property/casualty operations were $704 million in the second quarter of 1995 and $1,389 million in the first six months of 1995, representing increases of 19.5 percent and 17.1 percent from the comparable amounts in 1994. Net premiums written by General Reinsurance Corporation's treaty and facultative operations increased by 21.6 percent during the quarter and 18.6 percent year-to-date. The Corporation believes the growth in premiums was attributable to increased purchases of property reinsurance in the face of heightened awareness of catastrophe exposures, the increase in insurance premiums written by smaller-sized and regional primary companies that generally purchase relatively more reinsurance, increased reinsurance cessions by primary companies seeking to deleverage their capital in response to rating agency, regulatory and market concerns, the consolidation of the domestic reinsurance market and the Corporation's marketing efforts. For the General Star companies, which write primary and excess specialty insurance, premiums increased by 16.0 percent and 14.0 percent for the quarter and year-to-date. For the Genesis operations, which provide direct excess insurance, premiums declined by 20.5 percent for the second quarter of 1995 and
 5.0 percent for the first six months of 1995, compared to the same periods in 1994, as this market remains very competitive.

Pretax net investment income for the domestic property/ casualty operations was $176 million in the second quarter of 1995, compared to $170 million in the second quarter of 1994. For the first six months of 1995, pretax net investment income was $354 million, compared with $339 million in 1994.
The increase in investment income was due to the growth in the segment's investment portfolio since the first quarter of 1994, an increase in market interest rates during 1994 and dividend distributions from limited partnership investments.
The segment's year-to-date pretax investment income was reduced by approximately $19 million due to the $582 million contributed to the Cologne Re joint venture on December 28, 1994. The investment income on these funds is now included in the international property/casualty segment. Excluding this reclassification, the domestic property/casualty segment's net investment income for the first six months of 1995 grew by 10 .0 percent. The overall pretax yield on the invested asset portfolio was 5.9 percent in the first six months of 1995, compared with 6.0 percent in the same period in 1994.

The gross liability for claims and claim expenses for the domestic property/casualty operations was $9,056 million at June 30, 1995, an increase of $478 million, or 5.6 percent, over the year-end 1994 liability. The asset for reinsurance recoverable on unpaid claims was $1,856 million at June 30,
 1995, compared to $1,549 million at December 31, 1994.
At June 30, 1995, the gross liability for claims and claim expenses and the related asset for reinsurance recoverables include $1,590 million and $484 million, respectively, for environmental and latent injury claims. These amounts include provisions for both reported and incurred but not reported claims. At June 30, 1995, total assets of the domestic property/casualty operations were $15,965 million, compared with $14,310 million at December 31, 1994.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)


International Property/Casualty

The international property/casualty operations' pretax income in the second quarter of 1995 was $30 million, compared to $2 million in the second quarter of 1995. Pretax income for the segment was $50 million for the first six months of 1995, compared with $18 million in 1994. As stated earlier, the results of the international property/casualty segment include the operations of Cologne Re and GR-CK during the second quarter of 1995. For the second quarter of 1995, income for the international property/casualty operations increased as compared to 1994's second quarter due to improved underwriting results in the wholly owned international subsidiaries and the inclusion of the results of Cologne Re and GR-CK.

In the second quarter of 1995, the combined ratio for the international property/casualty operations was 104.5 percent, compared with 109.8 percent in the second quarter of 1994. The combined ratio for the first six months of 1995 was 101.6 percent, compared with 100.0 percent in 1994.

International premiums written were $885 million in the second quarter of 1995, compared with $76 million in the second quarter of 1994. For the first six months of 1995 net premiums written were $1,206 million compared with $298 million in 1994. During 1994, the Corporation combined its subsidiaries located in the United Kingdom and Switzerland to enhance client service and to improve the capital efficiency of its European operations. In the first quarter of 1995, the combined operation began to include estimated premiums and losses for the current underwriting year in its financial results. This change increased net premiums written for the second quarter and first six months of 1995 by $101 million and $134 million, respectively. The change added approximately $2 million to underwriting income before tax for the first six months of 1995. Excluding Cologne Re's premiums and the change in estimation method, the international property/casualty segment's premiums for the second quarter of 1995 grew by 27.4 percent and 30.7 percent for the first six months of 1995.

Pretax net investment income for the international property/ casualty operations was $61 million in the second quarter of 1995, compared to $13 million in the second quarter of 1994. For the first six months of 1995, pretax net investment income was $72 million, compared with $25 million in 1994.
The increase in investment income is due to including investment income of Cologne Re and GR-CK and growth in the wholly owned subsidiaries' investment portfolio since the first quarter of 1994. Excluding the effect of Cologne Re and GR-CK, the international property/casualty segment's net investment income for the first six months of 1995 grew by 4.5 percent. The overall pretax yield on the invested asset portfolio was 5.4 percent in the first six months of 1995, compared with 7.8 percent in the same period in 1994.
The decline in investment yield is due principally to Cologne
 Re's shorter-duration portfolio, the seasonality of dividend distributions and the contractual sharing of investment income with ceding companies under certain reinsurance agreements.




MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)


Included in the international property/casualty segments' pretax income for the first six months of 1995 were foreign exchange gains of $9 million, compared with pretax losses of $5 million in 1994. The foreign exchange gains primarily resulted from the strengthening of European currencies compared with the British pound, the functional currency of the Corporation's London based wholly owned subsidiary.

At June 30, 1995, total assets of the international property/casualty operations were $11,884 million, compared with $10,402 million at December 31, 1994.
The increase in total assets in 1995 was due to the continued growth of the international operations' underwriting portfolios and the strengthening of European currencies compared to the U.S. dollar. The gross liability for claims and claim expenses was $4,492 million at June 30, 1995, an increase of $912 million over the year-end 1994 liability. The asset for reinsurance recoverable on unpaid claims was $308 million at June 30, 1995, compared to $291 million at December 31, 1994. At June 30, 1995, the gross liability for claims and claim expenses included $78 million for environmental and latent injury claims.

Financial Services

Financial services operations include the Corporation's derivative products, insurance brokerage and management, reinsurance brokerage, and investment, underwriting and real estate management subsidiaries. Pretax income for the financial services operations was $37 million in the second quarter of 1995, compared with $13 million in the same period in 1994. The increase in the segment's income for the quarter was primarily due to growth in revenues and income for GRFP and increased income from the brokerage and underwriting management operations. The growth in GRFP's income for the quarter compared to 1994's second quarter was due to improved markets for swap transactions, principally outside of North America.

Pretax income for the segment in the first six months of 1995 was $46 million, compared with $40 million in 1994. GRFP's gross trading revenue for the first six months of 1995 was
$70 million,compared with $77 million in 1994.

At June 30, 1995, total assets of the financial services operations were $6,961 million compared with $4,885 million at December 31, 1994. GRFP's market exposures arising from derivative products are managed through the purchase and sale of government securities, futures and forward contracts or offsetting derivatives transactions.
The amount and nature of the financial services segment's assets and liabilities are significantly affected by the risk management strategies utilized by GRFP to reduce market, currency rate, and interest rate risk. The purchase of government securities financed through collateralized repurchase agreements and the sale of government securities, whose proceeds are invested in reverse repurchase agreements, may cause short-term fluctuations in GRFP's assets and liabilities. The use of these transactions to offset GRFP's market exposures



13
MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)


will increase or decrease the amount of GRFP's trading account assets or liabilities. While these risk management strategies may have a significant impact on the amount of assets and liabilities, they generally do not have a material effect on the Corporation's results from operations or common stockholders' equity.


During the first six months of 1995, total invested assets of the financial services operations increased $1,908 million to $3,569 million. Securities purchased under agreements to resell, which represent short-term liquid investment of excess funds, decreased $612 million in the first six months of 1995 to $201 million. Securities sold under agreements to repurchase, which are short-term borrowings of funds, increased $1,046 million in the first six months of 1995 to $1,984 million. Securities sold, but not yet purchased, which
 decreased by $91   million during 1995, represent obligations
 of the Corporation to deliver the specified security at the contracted price, thereby creating a liability to purchase the security in the market at prevailing prices. Accordingly, the Corporation's ultimate obligation to satisfy the sale of securities sold, but not yet purchased may exceed the amount recognized in the balance sheet. The Corporation controls this risk and other market risks associated with its derivative products operations through, among other techniques, strict market position limits, including periodically stress testing the portfolio, marking the trading portfolio to market on a daily basis, and ongoing monitoring and analysis of its market exposures.


Life/Health

The life/health operations' pretax income in the second quarter of 1995 was $15 million. This segment includes the domestic and international life/health operations of Cologne
 Re.   Pretax income for the quarter is comprised of an
underwriting loss of $12 million, investment income of $26 million and other income of $1 million. Life/health premiums written were $220 million in the second quarter of 1995. Approximately one-half of this segment's premiums was written in the United States, another 40 percent was written in continental Europe and the remaining 10 percent was written throughout the rest of the world. During the quarter, the U.S. underwriting result experienced favorable claims experience. Included in the underwriting result for the period was the amortization of the present value of future profits. This asset was established at December 31, 1994 as part of the purchase accounting adjustments for the Cologne Re transaction. During the quarter, $4 million of the present value of future profits was amortized and included as a charge in the underwriting result.

The liability for policy benefits for life/health contracts was $2,150 million at June 30, 1995, an increase of $190 million or 9.7 percent over the year-end 1994 liability. The asset for reinsurance recoverable on unpaid losses was $176 million at June 30, 1995, compared to $149 million at December 31,
 1994. Cologne Re manages its invested assets and total assets on an aggregate basis for the life and property/casualty business and does not presently disaggregate these accounts by segment. The invested asset and total asset disclosures included in the international property/casualty segment include all of Cologne Re's assets.


PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	Exhibit #11 - Statement re: computation of earnings per share

(b)	Reports on Form 8-K

	None




                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the  undersigned thereunto duly authorized.


                                                    	GENERAL RE CORPORATION
                                                   	(Registrant)


Date:      August 14,  1995                        	JOSEPH P. BRANDON
                                                   	Joseph P. Brandon
                                                   	Vice President and Chief
                                                    Financial Officer
                                                	(Principal Financial Officer)



Date:         August 14, 1995                       	ELIZABETH A. MONRAD
                                                    	Elizabeth A. Monrad
                                                 	Vice President and Treasurer
	                                               (Principal Accounting Officer)



                            GENERAL RE CORPORATION
                      COMPUTATION of EARNINGS PER SHARE
                    (in millions, except per share data)


                                          	Three Months Ended	    Six Months Ended
	                                               June 30,         	    June 30,
Earnings Per Share of Common Stock	          1995	    1994         	1995	  1994
Net income (applicable to
 common stock) (a)	                          $212    	$174         	$392   	$270

Average number of common shares
  outstanding                               	82.0    	81.9	         82.0  		82.3

Net income per share	                       $2.58	   $2.12        	$4.78	  	$3.27


(a)	After deduction of preferred stock dividends of $3
million and $5 million for the three and six months
ended June 30, 1995 and 1994.

(b)	Fully diluted earnings per share are not reported
because the effect of potentially dilutive securities
was not significant.
















