Form 10-Q
period 1995-09-30
GENERAL RE CORP
filed 1995-11-14
CIK 317745

GENERAL RE CORPORATION
Financial Centre
P.O. Box 10350
Stamford, CT  06904-2350



	November 14, 1995



Securities and Exchange Commission
450 Fifth Street, NW
Washington, D.C.  20549

Gentlemen/Ladies:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-Q.





Very truly yours,



Elizabeth A. Monrad












                                  Form 10 - Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended       		September 30, 1995

Commission File Number              	 	1-8026


                           GENERAL RE CORPORATION

            (Exact name of registrant as specified in its charter)

      	           DELAWARE                            		06-1026471
	(State or other jurisdiction of 	                   	(I.R.S. Employer
 	incorporation or organization)	                    	Identification No.)


	Financial Centre, P.O. Box 10350
	Stamford, Connecticut                                 		06904-2350
	(Address of principal executive offices)	              	(Zip Code)


	Registrant's telephone number, with area code	       	(203) 328-5000


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

	Yes   *             	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

Class			                            		Outstanding at September 30, 1995

Common Stock, $.50 par value                         	82,288,063 Shares



                          GENERAL RE CORPORATION


                                  INDEX


		PAGE NO.


PART I.  FINANCIAL INFORMATION

Consolidated Balance Sheets
September 30, 1995 and December 31, 1994                      	3


Consolidated Statements of Income
Three and nine months ended September 30, 1995 and 1994       	4


Consolidated Statements of Cash Flows
Nine months ended September 30, 1995 and 1994                 	5


Notes to Consolidated Interim Financial Statements        	6 - 7


Management's Discussion and Analysis
	of Financial Condition and Results
	of Operations                                           	8 - 15


PART II.  OTHER INFORMATION                             	16 - 17













                             General Re Corporation
                           Consolidated Balance Sheets
                         (in millions, except share data)
     	(Unaudited)
Assets                                                                      	Sept. 30, 1995   	Dec. 31, 1995
Investments:
  Fixed maturities:
    Held-to-maturity (fair value: $1,534 in 1995; $1,971 in 1994)             	$ 1,457             	$ 1,900
    Available-for-sale (cost: $12,402 in 1995; $10,840 in 1994)                	12,952              	10,717
    Trading (cost: $2,132 in 1995; $1,579 in 1994)                              	2,128               	1,557
  Equity securities, at fair value (cost: $2,466 in 1995; $2,318 in 1994)       	3,658               	2,977
  Short-term investments, at amortized cost which approximates fair value       	1,629 	              1,032
  Other invested assets	                                                           845	                 715
      Total investments	                                                        22,669              	18,898

Cash	                                                                             	240             	    242
Accrued investment income                                                         	357                 	272
Accounts receivable                                                             	2,481               	1,421
Funds held by reinsured companies                                               	2,138               	1,942
Reinsurance recoverable                                                         	2,518               	2,067
Deferred acquisition costs                                                        	438                 	324
Securities purchased under agreements to resell                                   	191                 	813
Trading account assets	                                                          2,259               	1,928
Other assets	                                                                    1,666	               1,690
      Total assets                                                            	$34,957             	$29,597

Liabilities
Claims and claim expenses                                                     	$13,824             	$12,158
Policy benefits for life/health contracts                                       	2,250               	1,960
Unearned premiums                                                               	2,013               	1,642
Other reinsurance balances	                                                      2,871               	2,318
Notes payable and commercial paper                                                	156                 	188
Income taxes                                                                      	583                 	196
Securities sold under agreements to repurchase                                  	1,353                 	938
Securities sold but not yet purchased                                             	562                 	927
Trading account liabilities                                                     	2,577               	2,320
Other liabilities                                                               	1,319	                1,046
Minority interest                                                               	1,320	                1,044
    Total liabilities                                                          	28,828               	24,737

Cumulative convertible preferred stock (shares issued: 1,726,773
   in 1995 and 1,734,717 in 1994; no par value)	                                   148	                  148
Loan to employee savings and stock ownership plan	                                (147)	                (147)
		                                                                                   1	                    1
Common stockholders' equity
Common stock (102,827,344 shares issued in 1995 and 1994; par value $.50)	          51 	                  51
Paid-in capital                                                                   	630                  	604
Unrealized appreciation of investments, net of income taxes                     	1,163	                  421
Currency translation adjustments                                                   	(8)                 	(20)
Retained earnings                                                            	   5,799                	5,330
Less common stock in treasury, at cost (shares held: 20,539,281 in 1995
   and 20,955,202 in 1994)                                                     	(1,507)              	(1,527)
    Total common stockholders' equity	                                           6,128	                4,859
   Total liabilities, cumulative convertible preferred stock and
      common stockholders' equity                                             	$34,957              	$29,597

	See notes to the consolidated interim financial statements.

                            GENERAL RE CORPORATION
                      Consolidated Statements of Income
                     (in millions, except per share data)
	                                (Unaudited)
	                                                         Three Months Ended  	Nine Months Ended
                                                             September 30,       September 30,
                                                           	1995	   1994	       1995    1994
Premiums and other revenues

Net premiums written
	Property/casualty                                      		$1,460   	$811    		$4,055	  	$2,296
	Life/health		                                               235	     -   	      456		      -
Total net premiums written                               	$1,695   	$811	    	$4,511	  	$2,296

Net premiums earned
	Property/casualty	                                      	$1,427   	$670	    	$3,727  		$2,083
	Life/health		                                               233	      -   		    448  	     -
Total net premiums earned                                 	1,660    	670  	   	4,175  	 	2,083

Net investment income                                       	269     	187  	    	717	     	555
Other revenues                                               	83      	57	      	224	     	174
Net realized gains (losses) on investments	                   (8) 	    21		       24		      42

	Total revenues	                                           2,004	     935  	  	5,140		    2,854

Expenses

Claims and claim expenses                                 	1,035     	438	    	2,696  	  	1,546
Life/health benefits                                        	169       	- 	     	317	        	-
Acquisition costs                                             376    	156	      	946	      	424
Other operating costs and expenses                        	  148     	  116		    402		      326

	Total expenses	                                           1,728   	  710   	 	4,361	    	2,296

Income before income taxes and minority interest	            276	     225	      	779	      	558
Income tax expense	                                           67  	    34	 	     161		       93

	Income before minority interest	                            209	     191	      	618	      	465

Minority interest	                                            10	      -   		     22 		       -

	NET INCOME                                                 $199    	$191	     	$596	     	$465


Share Data

Net income per common share                               	$2.39   	$2.29      	$7.17    	$5.57

Dividend per common share                                  	$.49    	$.48	     	$1.47    		$1.44

Average shares outstanding	                                 82.2    	81.8       	82.0      	82.1


       	See notes to the consolidated interim financial statements.

                         GENERAL RE CORPORATION
                  Consolidated Statements of Cash Flows
                            (in millions)
	                                                                       (Unaudited)
			                                                                    Nine months ended
			                                                                      September 30,
	                                                                      1995	    1994
Cash flows from operating activities
	Net income	                                                          $596     	$465
	Adjustments to reconcile net income to net cash provided
	by operating activities:
		Change in claim and claim expense liabilities                     	1,152      	498
		Change in policy benefits for life/health contracts                 	112       	-
		Change in reinsurance recoverable                                  	(215)    	(149)
		Change in unearned premiums	                                         282      	292
		Amortization of acquisition costs                                   	946      	424
		Acquisition costs deferred                                         	(998)    	(493)
		Trading account activities
			Change in trading account securities	                            (1,608)     	560
			Securities purchased under agreements to resell                    	622     	(291)
			Securities sold under agreements to repurchase                     	415     	(361)
			Change in other trading balances                                   	597       	(5)
		Other changes in assets and liabilities                            	(899)     	(15)
		Net realized gains on investments	                                   (24)   	  (42)
Net cash from operating activities	                                    978  	    883

Cash flows from investing activities
	Fixed maturities: held-to-maturity
		Purchases                                                            	(4)      	(23)
		Calls and maturities	                                                344       	244
		Sales                                                                 	-	         -
	Fixed maturities: available-for-sale
		Purchases                                                        	(4,624)   	(3,399)
		Calls and maturities                                               	 128       	245
		Sales	                                                             3,422     	3,032
	Equity securities:
		Purchases                                                          	(626)     	(715)
		Sales                                                               	568       	643
	Net purchases of short-term investments                             	(248)     	(465)
	Net purchases of other invested assets                              	(104)      	(23)
Net cash used in investing activities	                              (1,144)     	(461)

Cash flows from financing activities
	Maturity of variable rate notes                                       	-        	(21)
	Commercial paper (repayment) borrowing, net                          	(31)     	(155)
	Change in contract deposits	                                          176       	102
	Cash dividends paid to common stockholders                          	(121)     	(118)
	Acquisition of treasury stock	                                         -       	(222)
	Other		                                                               140  	       7
Net cash used in financing activities	                                 164  	    (407)

Change in cash	                                                         (2)       	15

Cash, beginning of period	                                             242  	      60

Cash, end of period                                                  	$240     	$  75

See notes to the consolidated interim financial statements.

GENERAL RE CORPORATION

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.	General - The interim financial statements have been
prepared on the basis of generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and related notes in the Corporation's 1994 Annual Report filed on Form 10-K. Certain reclassifications have been made to 1994 balances to conform to the 1995 presentation. The operating results of the Corporation's international reinsurance operations are reported on a quarter lag.

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

3.	Income Taxes - The Corporation's effective income tax rate differs from current statutory rates principally due to tax-exempt interest income and dividends received deductions. The Corporation paid income taxes of $160 million and $96 million in the nine months ended September 30, 1995 and 1994, respectively.

4.	Reinsurance Ceded - The Corporation utilizes reinsurance to
reduce its exposure to large losses. The Corporation has no significant concentrations of credit risk with any one reinsurer at September 30, 1995. The income statement amounts for premiums written, premiums earned, claims and claim expenses incurred and life/health benefits are reported net of reinsurance. Direct, assumed, ceded and net amounts for the nine months ended September 30, 1995 and 1994 were as follows (in millions):

            	Property/Casualty 		Life/Health 	 Claims and    	Life/Health
            	Written 	Earned  	Written 	Earned Claim Expenses 	Benefits
	1995
	Direct        	$298   	$263       	-     	 -        	$145        	-
	Assumed      	4,569   4,266     	$508  	$500       	3,167    	$ 370
	Ceded         	(812)  	(802)     	(52)  	(52)       	(616)     	(53)
	Net         	$4,055  	$3,727    	$456   	$448     	$2,696     	$317

	1994
	Direct        	$247    	$237       	-     	-        	$157         	-
	Assumed      	2,457   	2,183       	-     	-       	1,720          	-
	Ceded	         (408)   	(337)      	-     	-        	(331)        	-
	Net          	$2,296  	$2,083      	-     	-       	$1,546         	-




                        GENERAL RE CORPORATION

                NOTES TO CONSOLIDATED INTERIM FINANCIAL
                      STATEMENTS (continued)


5. 	Allowance for Doubtful Accounts - The Corporation
establishes an allowance for uncollectible reinsurance recoverables and other doubtful receivables. The allowance was approximately $155 million and $121 million at September 30, 1995 and December 31, 1994, respectively.

6.	Per Common Share Data - Income per common share is based
on net income less preferred dividends divided by the weighted average common shares outstanding during the period. The weighted average number of common shares outstanding was 82,180,498 and 82,032,784 for the three and nine months ended September 30, 1995, and 81,785,662 and 82,149,589 for the three and nine months ended September 30, 1994.

































 MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Consolidated

Income from operations, excluding after-tax realized gains/losses, was $2.43 per share in the third quarter of 1995, an increase of 14.6 percent from the $2.12 per share earned in the comparable period in 1994. Net income for the third quarter of 1995 included after-tax realized losses of $.04 per share, compared with a gain of $.17 per
share in the third quarter of 1994.   The improved results in the third
quarter of 1995 were primarily attributable to growth in after-tax investment income and increased profitability in the Corporation's international property/casualty, life/health and financial services operations. Due to the Corporation's reporting of its international operations on a quarter lag, the nine-month results include only two quarters of the results of Cologne Re and the related joint-venture company, GR-CK. These results were not included in the comparable
1994 amounts, since the formation of GR-CK did not occur until December 28, 1994.

For the first nine months of 1995, net income was $7.17 per share, compared with $5.57 per share for the same period in 1994. Included in net income were after-tax realized gains of $.22 per share in the first nine months of 1995, compared with $.34 per share in 1994. For the first nine months of 1995, domestic underwriting results improved by approximately $50 million principally due to the absence of significant catastrophe claims, while the comparable period of 1994 was adversely affected by claims from the Northridge, California earthquake. In addition, each of the Corporation's other operating segments contributed to the growth in income for the first nine months of 1995, as compared to the same period in 1994.

Consolidated net premiums written for the third quarter of 1995 were $1,695 million, an increase of 109.1 percent from $811 million in 1994. Consolidated net premiums written for the first nine months of 1995 were $4,511 million, compared with $2,296 million in 1994. Domestic property/casualty premiums written were $824 million in the third quarter of 1995, compared with $758 million in 1994, an increase of 8.7 percent. Included in net premiums written in the third quarter of 1994 was an assumed unearned premium portfolio of $105 million. Excluding the impact of this contract, total domestic property/casualty premiums grew 26.2 percent. The international property/casualty subsidiaries' net premiums written were $636 million in the third quarter of 1995, an increase of $583 million from the comparable amount in 1994, with a significant amount of the growth attributable to the inclusion of Cologne Re's premium during the quarter. In addition, the underwriting results of the Corporation's wholly owned European operations, which were predominantly reported on a full underwriting-year lag in prior years, are now reported on a one-quarter lag, beginning in 1995. The international subsidiaries' premiums written increased by $97 million during the third quarter and $232 million during the first nine months of 1995 due to this change in reporting. Net premiums written for the life/health segment, which consists of Cologne Re's United States and international life/health operations, were $236 million for the third quarter of 1995 and $456 million for the first nine months of 1995.

Consolidated investment income was $269 million in the third quarter of 1995, compared with $187 million in 1994. The consolidation of Cologne Re accounts for approximately $59 million of the $82 million increase in consolidated pretax investment income in the third quarter of 1995. Net investment income for the domestic property/casualty operations was $179 million in the third quarter of 1995, compared with $170 million in the


 MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)


third quarter of 1994. Net investment income for the international property/casualty operations was $72 million in the third quarter of 1995, compared with $13 million in the third quarter of 1994. Net investment income for the life/health operations was $13 million in the third quarter of 1995. During the third quarter, the Corporation reclassified investment income earned on certain life reinsurance contracts from investment income to life/health benefits. The reclassification had no impact on net income but reduced the previously reported pretax investment income in the second quarter by $13 million.

The consolidated effective tax rate was 24.2 percent for the third quarter of 1995, compared with 15.0 percent in the third quarter of 1994. The consolidated effective tax rate for the first nine months of 1995 was 20.6 percent, compared to 16.6 percent in 1994. The increase in the consolidated effective tax rate for both periods was the result of the increase in taxable income in the international and financial services subsidiaries.

At September 30, 1995, total consolidated assets were $34,957 million, compared with $29,597 million at December 31, 1994.
The growth in total assets was due to increases of $544 million in the financial services segment, $2,153 million in the domestic property/casualty operations and $2,663 million in the international property/casualty and life/health operations. The increase in the financial services assets primarily relates to the purchase of investment securities to hedge open swap positions and an increase in the gross unrealized gain on the swap mark-to-market balance.
The increase in the domestic property/casualty assets was primarily the result of invested operating cash flow and increased appreciation in the bond and stock portfolios. The growth in the assets of the international property/casualty and life/health operations was due to operating cash flow, investment appreciation and the strengthening of the German mark against the U.S. dollar.

During the first nine months of 1995, total invested assets increased by $3,771 million to $22,669 million. The growth in invested assets was due to increases of $826 million in the financial services segment, $1,804 million in the domestic property/casualty operations and $1,141 million in the international property/casualty and life/health operations.

Common stockholders' equity at September 30, 1995 was $6,128 million, an increase of 26.1 percent from the $4,859 million at December 31, 1994. The growth in common stockholders' equity during the first nine months of 1995 was principally the result of net income of $596 million, an increase in after-tax unrealized investment gains of $742 million, unrealized foreign currency translation gains of $12 million less common and preferred stock dividends of $129 million.

The Corporation realized net cash flow from consolidated operations of $978 million in the first nine months of 1995, compared to $883 million in the comparable period in 1994. Cash flows from operations for the domestic property/casualty operations were $850 million and $717 million in the first nine months of 1995 and 1994, respectively.
The financial services operations had net cash flows from operations of $11 million in the first nine months of 1995, compared to net outflows of $28 million in the first nine months of 1994. The international property/casualty and life/health operations had cash flow from operating activities of $117 million for the first nine months of 1995, compared with $194 million in 1994.


 MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)


Dividends paid to common stockholders were $121 million and $118 million in the first nine months of 1995 and 1994, respectively. The Corporation did not repurchase any of its shares during the first nine months of 1995 and at September 30, 1995 had approximately
$100 million available under Board-authorized repurchase programs and additional standing authority to repurchase shares in anticipation of share issuances under various compensation plans.

During the second quarter of 1995, Cologne Re completed a rights offering that raised DM 437 million ($317 million at the June 30, 1995 exchange rate), which increased its capital under U.S. generally accepted accounting principles by 62.9 percent over the amount reported at December 31, 1994. In connection with Cologne Re's rights offering, GR-CK subscribed for its pro rata share, approximately DM 297 million ($215 million at the June 30, 1995 exchange rate), of the offering. In addition, the Corporation has purchased for its own account an additional 108,677 ordinary and preference shares of Cologne Re for aggregate consideration of $55 million. These purchases maintained GR-CK's 66.3 percent ownership interest of Cologne Re and, in addition, gave the Corporation a direct interest of 5.8 percent in Cologne Re, bringing the Corporation's total consolidated interest to 72.1 percent at September 30, 1995. The Corporation's financial statements will include the additional percentage ownership in Cologne Re in the fourth quarter.

At September 30, 1995, the Corporation had $150 million of senior debt outstanding which is rated AAA by Standard and Poor's Corporation and Aa1 by Moody's Investors Services. The
Corporation also issues short-term commercial paper to provide additional financial flexibility for its operations. Commercial paper offered by the Corporation is rated A1+ by Standard &
Poor's Corporation and Prime 1 by Moody's Investors Service. At September 30, 1995, no short-term commercial paper was outstanding. During August 1995, the Corporation finalized the placement of $1 billion in lines of credit with nineteen participating banks. The revolving credit lines consist of a 364-day facility of $500 million and a five-year revolving credit facility for the remaining $500 million. The lines of credit provide the Corporation with support for the commercial paper program and enhance the Corporation's financial flexibility.

Domestic Property/Casualty

                                                       	Q3   	Q3 	YTD 	YTD
                                        (in millions)	1995 	1994	1995	1994

Income before income taxes                           	$161 	$187	$553	$463
Pretax realized gains (losses)                        	(14)	  16   24   37
Income before income taxes and realized gains (losses)	$175	$171	$529	$426
Net premiums written                                 	$824 	$758	$2,213	$1,945
Net underwriting (loss)                               	(4) 	(16)   	(3)  	(53)
Net investment income                                	179  	170   	534   	509
Statutory combined ratio	                            99.1%	98.8%	 99.1%	103.8%



MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS
 (continued)

Pretax income for the domestic property/casualty operations, excluding realized gains, increased 2.9 percent in the third quarter of 1995 compared with the third quarter of 1994 and increased 24.4 percent on a year-to-date basis. The improvement in pretax income for the segment was primarily due to improvement of $50 million in the underwriting result and increased net other revenues of $28 million. The segment's year-to-date pretax investment income was reduced by approximately $28 million due to the $582 million contributed to the Cologne Re joint venture on
December 28, 1994.   The investment income on these funds is
now included in the international property/casualty segment.

In the third quarter of 1995, the statutory combined ratio for the domestic property/casualty operations was 99.1 percent, compared with 98.8 percent for the third quarter of 1994 and 101.3 percent for the full year 1994. The statutory combined ratio for the first nine months of 1995 was 470 basis points better than 1994's percentage which was adversely affected by catastrophe claims from the earthquake centered in Northridge, California that occurred on January 17, 1994.

Net premiums written for the domestic property/casualty operations were $824 million in the third quarter of 1995 and $2,213 million in the first nine months of 1995, representing increases of 8.7 percent and 13.8 percent from the respective amounts in 1994. Included in premiums written for the third quarter of 1994 was the assumption of a net unearned premium portfolio of $105 million related to one reinsurance contract. Net premiums written by General Reinsurance Corporation's treaty and facultative operations increased by 8.2 percent during the quarter and 14.5 percent year-to-date. The Corporation attributes the growth in premiums to increased purchases of property reinsurance due to insurers' heightened awareness of catastrophe exposures, the increase in insurance premiums written by smaller-sized and regional primary insurance companies that generally purchase relatively more reinsurance, increased reinsurance cessions by primary companies seeking to deleverage their capital in response to rating agency, regulatory and market concerns, the consolidation of the domestic reinsurance market and the Corporation's marketing efforts. For the General Star companies, which write primary and excess specialty insurance, net premiums written increased by 1.8 percent and 9.5 percent for the quarter and year-to-date. For the Genesis operations, which provide direct excess insurance, net premiums written increased by 35.9 percent for the third quarter of 1995 and 7.9 percent for the first nine months of 1995, compared to the same periods in 1994.

Pretax investment income for the domestic property/casualty operations increased 5.6 percent and 5.0 percent compared to the third quarter and first nine months of 1994. The increase in investment income was due to growth in the segment's investment portfolio since the first quarter of 1994, an increase in market interest rates during 1994 and dividend distributions from limited partnership investments. Excluding the effect of the estimated $28 million reduction in investment income due to the Corporation's investment in the Cologne Re joint venture, investment income of the domestic property/casualty segment grew by 10.6 percent for the first nine months of 1995. The overall pretax yield on the invested asset portfolio was 5.9 percent in the first nine months of 1995 and 1994.





MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS
 (continued)


During the first nine months of 1995, General Re had approximately $314 million of calls and maturities on grandfathered tax-exempt bonds. These bonds had an average yield of approximately 9.0% and the proceeds from the calls were reinvested at an average yield of approximately 5.5%. In addition, based on the Corporation's current investment portfolio and the current yield curve, the Corporation presently anticipates additional calls of approximately $665 million of grandfathered tax-exempt bonds with an average yield of approximately 8.2% through the end of 1996, which will adversely affect average portfolio yields and investment income.

The gross liability for claims and claim expenses for the domestic property/casualty operations was $9,070 million at September 30, 1995, an increase of $492 million, or 5.7 percent, over the year-end 1994 liability. The asset for reinsurance recoverable on unpaid claims was $1,762 million at September 30, 1995, compared to $1,549 million at December 31, 1994. At September 30, 1995, the gross liability for claims and claim expenses and the related asset for reinsurance recoverables include $1,656 million and $499 million, respectively, for environmental and latent injury claims. These amounts include provisions for both reported and incurred but not reported claims.
At September 30, 1995, total assets of the domestic property/casualty operations were $16,463 million, compared with $14,310 million at December 31, 1994.

International Property/Casualty

                                                 	Q3  	Q3  	YTD  	YTD
(in millions)                                  	1995	 1994	1995  	1994

Income before income taxes and minority interest	$61  	$17 	$110  	$35
Pretax realized gains (losses)	                    6	    5	   (3)	   7
Income before income taxes, minority interest and
    realized gains (losses)                     	$55  	$12  	$113 	$28
Net premiums written                           	$636  	$53 $1,842 	$351
Net underwriting (loss)                         	(10)   	0	   (34) 	(1)
Net investment income	                            72	   13	   144  	38
Combined ratio                                	101.8%	100.2%	101.7% 	99.8%

The international property/casualty operations' income before income taxes, minority interest and realized gains increased 360.0 percent for the third quarter of 1995 compared with the third quarter of 1994 and 310.1 percent for the first nine months of 1995 compared with the first nine months of 1994. As stated earlier, the results of the international property/casualty segment include the operations of Cologne Re and GR-CK during the second and third quarter of 1995. For the third quarter of 1995, income for the international property/casualty operations increased as compared to 1994's third quarter due to improved underwriting results in the Corporation's wholly owned international subsidiaries and the inclusion of the results of GR-CK and Cologne Re, which reflect favorable German motor and European property books of business in 1995.




MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS
 (continued)


International net premiums written were $636 million in the third quarter of 1995, compared with $53 million in the third quarter of 1994. For the first nine months of 1995, net premiums written were $1,842 million, compared with $351 million in 1994. During 1994, the Corporation combined its subsidiaries located in the United Kingdom and Switzerland to enhance client service and to improve the capital efficiency of its European operations. In the first quarter of 1995, the combined operation began to include estimated premiums and losses for the current underwriting year in its financial results. This change increased net premiums written for the third quarter and the first nine months of 1995 by $97 million and $232 million, respectively. The change added approximately
$2 million to income before tax for the first nine months of 1995. Excluding Cologne Re's premiums and the change in estimation method, the international property/casualty segment's premiums grew by 22.4 percent for the third quarter of 1995 and 29.9 percent for the first nine months of 1995.

Pretax investment income for the international property/casualty operations was $144 million for the first nine months, compared with $38 million in 1994. The increase in investment income is due to including investment income of Cologne Re and GR-CK and growth in the wholly owned subsidiaries' investment portfolio since the first quarter of 1994. Excluding the effect of Cologne
Re and GR-CK, the international property/casualty segment's net investment income for the first nine months of 1995 grew by 15.0 percent. The overall pretax yield on the invested asset portfolio was 4.7 percent in the first nine months of 1995, compared with
7.6 percent in the same period in 1994. The decline in investment yield was due principally to Cologne Re's shorter-duration portfolio and the contractual sharing of investment income with ceding companies under certain reinsurance agreements.

Included in the international property/casualty segments' pretax income for the first nine months of 1995 were foreign exchange gains of $7 million, compared with pretax losses of $5 million in 1994. The foreign exchange gains primarily resulted from the strengthening of European currencies compared with the British pound, the functional currency of the Corporation's London-based wholly owned subsidiary.

At September 30, 1995, total assets of the international property/casualty operations were $13,065 million, compared with $10,402 million at December 31, 1994. The increase in total assets in 1995 was due to the continued growth of the international operations' underwriting portfolios and the strengthening of certain European currencies against the U.S. dollar. The gross liability for claims and claim expenses was $4,755 million at September 30, 1995, an increase of $1,175 million over the year-end 1994 liability. The asset for reinsurance recoverable on unpaid claims was $480 million at September 30, 1995, compared to $291 million at December 31, 1994. At September 30, 1995, the gross and net liability for claims and claim expenses included
$78 million for environmental and latent injury claims.








MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)


Financial Services

Financial services operations include the Corporation's derivative products, investment management, insurance brokerage and management, reinsurance brokerage, underwriting services and real estate management subsidiaries.
In August 1995, the Corporation acquired all of the outstanding stock of New England Asset Management (NEAM). The resulting company, General Re-New England Asset
Management, Inc., provides investment management services primarily for insurance companies. Through the combination of existing investment management operations and NEAM, the Corporation has 45 insurance company clients and approximately $9.3 billion of client assets under management.

Pretax income for the financial services operations was $38 million in the third quarter of 1995, compared with $21 million in the third quarter of 1994. The increase in the segment's pretax income for the quarter over the comparable quarter of 1994 was primarily due to growth in revenues and income for General Re Financial Products
(GRFP) and increased income from the brokerage operations.
The growth in GRFP's income for the quarter compared to 1994's third quarter was due to specialty products and growth in swap transactions outside of North America. Pretax income for the segment in the first nine months of 1995 was $84 million, compared with $61 million in 1994.

At September 30, 1995, total assets of the financial services operations were $5,429 million, compared with $4,885 million at December 31, 1994. GRFP's market exposures arising from derivative products are managed through the purchase and sale of government securities, futures and forward contracts or offsetting derivatives transactions. The amount and nature of the financial services segment's assets and liabilities are significantly affected by the risk management strategies utilized by GRFP to reduce market, currency rate, and interest rate risk. The purchase of government securities financed through collateralized repurchase agreements and the sale of government securities, whose proceeds are invested in reverse repurchase agreements, may cause short-term fluctuations in GRFP's assets and liabilities. The use of these transactions to offset GRFP's market exposures will increase or decrease the amount of GRFP's trading account assets or liabilities. While these risk management strategies may have a significant impact on the amount of assets and liabilities, they generally do not have a material effect on the Corporation's results from operations or common stockholders' equity.

During the first nine months of 1995, total invested assets of the financial services operations increased $826 million to $2,487 million. Securities purchased under agreements to resell, which represent short-term liquid investment of excess funds, decreased $622 million in the first nine months of 1995 to $191 million. Securities sold under agreements to repurchase, which are short-term borrowings of funds, increased $415 million in the first nine months of 1995 to $1,353 million. Securities sold, but not yet purchased, which decreased by $365 million during 1995, represent obligations of the Corporation to deliver the specified security at the contracted price, thereby creating a liability to purchase the security in the market at prevailing prices. Accordingly, the Corporation's ultimate obligation to satisfy the sale of securities sold, but not yet purchased may exceed the




MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


amount recognized in the balance sheet. The Corporation controls this risk and other market risks associated with its derivative products operations through, among other techniques, strict market position limits, including periodically stress testing the portfolio, marking the trading portfolio to market on a daily basis, and ongoing monitoring and analysis of its market exposures.

Life/Health

Due to the Corporation's reporting of its international operations, including all of Cologne Re's business, on a quarter lag, the nine-month results include only two quarters of life/health operations. This segment includes the U.S. and international life/health operations of Cologne Re. For the second and third quarters of 1995, the life/health operations' income before taxes and minority interest was $15 million and $17 million, respectively. Pretax income for the third quarter is comprised of underwriting income of $4 million and investment income of $13 million. Life/health premiums written were $220 million for the second quarter and $236 million third quarter of 1995. Approximately one-half of this segment's premium was written in the United States, another 40 percent was written in continental Europe and the remaining 10 percent was written throughout the rest of the world.
During the third quarter, the U.S. underwriting result experienced favorable mortality experience.

The liability for policy benefits for life/health contracts was $2,250 million at September 30, 1995, an increase of $290 million or 14.8 percent over the year-end 1994 liability. The asset for reinsurance recoverable on unpaid losses was $205 million at September 30, 1995, compared to $149 million at December 31, 1994. Cologne Re manages its invested assets and total assets on an aggregate basis for the life/health and property/casualty business and does not presently disaggregate these accounts by segment. The invested asset and total asset disclosures included in the international property/casualty segment include all of Cologne Re's assets.



















PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	Exhibit #11 - Statement re: computation of earnings per share

(b)	Reports on Form 8-K

	None




SIGNATURES


Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


GENERAL RE CORPORATION
(Registrant)


Date:         November 14,  1995    	JOSEPH P. BRANDON
                                    	Joseph P. Brandon
	                                  Vice President and Chief Financial Officer
                                  	(Principal Financial Officer)



Date:         November 14, 1995    	ELIZABETH A. MONRAD
                                   	Elizabeth A. Monrad
                                   	Vice President and Treasurer
                                   	(Principal Accounting Officer)






                          GENERAL RE CORPORATION
                    COMPUTATION of EARNINGS PER SHARE
                   (in millions, except per share data)


                                              	Three Months Ended  	Nine Months Ended
	                                                  September 30,     	September 30,
Earnings Per Share of Common Stock              	1995     	1994      	1995     	1994
Net income (applicable to
 common stock) (a)                              	$196    	$188      	$588   	   $457

Average number of common shares
  outstanding                                   	82.2     	81.8     	82.0  	  	  82.1

Net income per share                           	$2.39    	$2.29    	$7.17  		   $5.57


(a)	After deduction of preferred stock dividends of $3 million
 and $8 million for the three and nine months ended September 30,
 1995 and 1994.

(b)	Fully diluted earnings per share are not reported
because the effect of potentially dilutive securities was not significant.


















