Form 10-K
period 1995-12-31
GENERAL RE CORP
filed 1996-03-26
CIK 317745

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995        COMMISSION FILE NUMBER 1-8026

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

SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:

                                              NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                 ON WHICH REGISTERED
-----------------------------------------    ------------------------
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

The aggregate market value on March 1, 1996 of the voting stock held by nonaffiliates of the registrant was $11,890 million.

The number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report:

            CLASS                OUTSTANDING AT MARCH 1, 1996
-----------------------------    ----------------------------
Common Stock, $.50 par value         81,124,013

Certain information required by Items 10, 11 and 12 of Form 10-K is incorporated by reference into Part III hereof from the registrant's proxy statement which will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant's fiscal year ended December 31, 1995.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

General Re Corporation (the "Corporation") was established in 1980 to serve as the parent holding company of General Reinsurance Corporation ("GRC," formed in 1921) and its affiliates, together constituting the General Re Group. The Corporation has global reinsurance and financial services operations in the United States and 29 countries worldwide. The Corporation operates four principal businesses: United States property/casualty reinsurance, international property/casualty reinsurance, life/health reinsurance and financial services. The Corporation's principal reinsurance operations are based in the United States and Germany, with significant subsidiaries based in Europe, Australia, Asia and South America. The Corporation's principal financial services operations are based in the United States with subsidiaries located in London, Tokyo and Toronto, Canada. GRC is the largest United States professional property/casualty reinsurer, and the Corporation is among the four largest in the world based on net premium writings and capital.

Reinsurance is the business in which a reinsurer agrees to indemnify a primary insurer against all or part of the risks assumed by the latter under a policy or policies it has issued. Among its benefits, reinsurance may offer primary insurers the opportunity to increase underwriting capacity, write larger individual risks, reduce financial leverage, stabilize operating results, enter new markets with shared underwriting risk, protect against catastrophic losses and obtain consultative underwriting services.

The reinsurance industry's overall profitability has historically been subject to cyclicality, principally due to the insurance industry's underwriting cycle, overall economic conditions, investment returns, industry capital levels and insured catastrophic events. The reinsurance industry, both domestically and globally, has recently experienced consolidation, as reinsurers seek to expand their markets, obtain critical mass in certain markets and better spread their risks geographically. In addition, over recent years there has been a shift in primary insurers' reinsurance purchases toward better capitalized and more creditworthy reinsurers.

United States Property/Casualty Reinsurance

The Corporation's United States property/casualty subsidiaries produced revenues of $3,641 million, or 50.5 percent, of consolidated revenues in 1995. The principal business of these subsidiaries is treaty and facultative reinsurance underwritten on a direct basis throughout the United States and Canada. The Corporation predominately writes excess of loss reinsurance across various lines of business. Casualty reinsurance business represented approximately 49 percent of the Corporation's United States property/casualty net premiums written in 1995 and property reinsurance business represented approximately 40 percent. The Corporation also writes excess and surplus lines insurance and provides direct excess insurance to companies with self-insured programs. These lines represented approximately 11 percent of the United States property/casualty net premiums written in 1995.

It is not possible to determine the number of the Corporation's competitors in the United States property/casualty reinsurance industry. There are virtually no barriers to entry to the reinsurance industry and competitors may be domestic or foreign, licensed or unlicensed. Reinsurers compete on the basis of reliability, financial strength and stability, underwriting consistency, service, business ethics, price, performance, capacity, terms and conditions. Purchasers of reinsurance are themselves insurers and, in some cases, reinsurers.

United States property/casualty insurers, including reinsurers, are subject to regulation by their states of domicile and by those states in which they are licensed. The Corporation's principal United States subsidiary, GRC, is domiciled in Delaware and licensed in every state but Hawaii, where it is an accredited reinsurer. The Corporation's two excess and surplus lines insurers, the General Star companies, are domiciled in Connecticut and Ohio. The Genesis companies, which are the Corporation's excess insurance writers for self-insured programs, are domiciled in Connecticut and North Dakota. The Corporation also writes excess insurance for self insurers through GRC.

In addition to solvency regulation, licensed primary insurers are typically subject to regulatory approval of insurance policy forms and the rates charged to policyholders; similar approvals are not typically required for either reinsurance contracts or the rates agreed to between ceding insurers and their reinsurers. The insurance regulators of every state participate in the National Association of Insurance Commissioners (the "NAIC"). The NAIC adopts forms, instructions and accounting procedures for use by United States insurers, including reinsurers, in preparing and filing annual statutory financial statements. These forms, instructions and procedures are collectively known as statutory accounting practices ("SAP"). Every state requires use of the NAIC annual statement form, although some states require or permit variations from the NAIC form and SAP. The NAIC is currently in the process of codifying SAP to bring greater uniformity to insurance accounting practices throughout the United States.

In addition to its activities relating to the annual statement and SAP, the NAIC develops model laws and regulations for use by its members. In 1989, the NAIC adopted its Financial Regulation Standards to guide state legislatures and state regulators in the development of effective insurer solvency regulation. These standards are viewed by the NAIC as minimum requirements for an effective state regulatory scheme.

In 1990, the NAIC adopted a formal accreditation program to encourage states to comply with its Financial Regulation Standards. Each state insurance department may be reviewed by an independent accreditation team to determine whether the state's laws and regulations (including certain NAIC model laws and regulations or substantially similar equivalents) and the department's administrative practices comply with these standards. Accredited states may refuse to accept finncial examination reports of insurers issued by nonaccredited states; other sanctions may also be imposed by accredited states, including a refusal to license insurers domiciled in nonaccredited states. As of December 1995, 47 state insurance departments, including Delaware, had been accredited. The extent of sanctions, if any, imposed by accredited states on insurers domiciled in unaccredited states is unknown. The NAIC continues to assess the accreditation program, but has not changed its recommended sanctions.

The NAIC developed its Financial Regulation Standards and Accreditation Program as an effective national system of solvency regulation to demonstrate that Federal involvement in the regulation of the business of insurance is unnecessary. This action was prompted in part by a series of hearings on state regulation of insurance held by the Energy and Commerce Oversight Subcommittee of the United States House of Representatives. Legislation mandating a Federal role in the regulation of insurers and reinsurers was introduced in the 102nd and 103rd Congress during 1992 and 1993. No such legislation is currently pending. It is expected that state regulators and some insurers and reinsurers would vigorously oppose any new legislation, and prospects for passage of such legislation are uncertain. The final form of any legislation is also uncertain.

The NAIC adopted a risk-based capital formula which applies to statutory annual statements of life insurers beginning in 1993 and property/casualty insurers beginning in 1994. The NAIC has also adopted a risk-based capital model law which supplanted the diverse minimum capital and surplus requirements with the risk-based capital requirement for those states adopting the model law. The formula has been made a part of the Financial Regulation Standards; the model law became a part of these standards during 1994, and states must adopt it or a substantially similar law within two years. If enacted in an insurer's state of domicile, the model law would subject an insurer failing its risk-based capital requirement to various levels of regulatory action. The model law has been adopted in Delaware, Connecticut and North Dakota. The Corporation's United States insurance subsidiaries have filed 1995 statutory annual statements which report risk-based capital well above the threshold for regulatory action.

During 1995, the NAIC adopted a model law related to investments which, if enacted, would change the amount and kind of permitted investments by insurers. This model law is not currently included in the Financial Regulation Standards. The NAIC will consider a different model investment law during 1996 which is based on a "prudent person" standard. While it is uncertain whether either, or both, of these model laws eventually will be made a part of the Financial Regulation Standards, the Corporation does not currently anticipate that either of the model laws would have a significant effect on the investment management practices of its United States insurance subsidiaries.

The Corporation utilizes dividends, primarily from GRC, to satisfy its liquidity needs. Ordinary dividends by GRC to the Corporation are not subject to any restriction, other than ten days' advance notice. Extraordinary dividends and other extraordinary distributions by GRC to the Corporation are subject to regulatory approval under the Delaware Insurance Holding Company Act. Under this Act dividends or other distributions distributed in a twelve-month period exceeding the greater of 10 percent of an insurer's statutory surplus or 100 percent of net income, excluding realized capital gains, for the prior calendar year are generally considered extraordinary requiring such approval. Based on these restrictions, dividend payments by GRC to the Corporation without regulatory approval are limited to $508 million in 1996.

Reference is made to Management's Discussion and Analysis -- Financial Condition -- Liabilities for additional discussion of regulatory matters.

International Property/Casualty Reinsurance

On December 28, 1994, the Corporation and Colonia Konzern AG ("Colonia") formed a new company that acquired 75 percent of the ordinary shares and approximately 30 percent of the preference shares of Kolnische Ruckversicherungs-Gesellschaft AG ("Cologne Re"), which collectively represents a 66.3 percent economic interest in Cologne Re. In exchange for its Cologne Re shares, Colonia, for itself and as trustee for Nordstern Allgemeine Versicherungs AG (collectively, the "CKAG"), received 100 percent of the Class A shares of the new company, General Re-CKAG Reinsurance and Investment S.a r.l. ("GR-CK"). The Corporation contributed $884 million (DM 1,377 million) to GR-CK, in exchange for 100 percent of the Class B shares of GR-CK. The Class A shares have 49.9 percent of the votes of GR-CK and are entitled to an annual Class A dividend, while the Class B shares have 50.1 percent of the votes of GR-CK and are entitled to the earnings of GR-CK in excess of the Class A dividend. In addition to its ownership in Cologne Re through GR-CK, the Corporation purchased for its own account an additional 6.9 percent of the ordinary and preference shares of Cologne Re during 1995 for aggregate consideration of $68 million, which increased the Corporation's consolidated economic interest in Cologne Re to 73.2 percent. The Corporation has consolidated GR-CK and Cologne Re in its financial statements and recorded as minority interests the shares of CKAG in GR-CK and of other stockholders in Cologne Re.

The Corporation's international property/casualty operations generated revenues of $2,573 million, or 35.7 percent, of consolidated revenues in 1995. With the consolidation of Cologne Re's results in 1995, international property/casualty premium now accounts for a significantly greater portion of the Corporation's revenues. The Corporation's international business in 1995 was primarily conducted through operations based in Germany, the United Kingdom, Switzerland, Ireland, Australia, Austria and Argentina. In total, the Corporation operates its international reinsurance business in 29 countries throughout the world. In 1995, the international property/casualty operations principally wrote business through reinsurance treaties with a smaller amount composed of facultative reinsurance. Approximately 78 percent of international premiums in 1995 were written on a proportional basis and 22 percent were nonproportional or excess of loss. Property premiums written in 1995 were approximately 65 percent of total international property/casualty premiums and casualty premiums were approximately 35 percent.

In general, regulation of the property/casualty reinsurance industry outside of the United States is subject to the differing laws and regulations of each country in which the Corporation has operations or writes premiums. Some jurisdictions, such as the United Kingdom, impose complex regulatory requirements on reinsurance companies, while other jurisdictions, such as Germany, impose fewer requirements. Local reinsurance business conducted by the Corporation's subsidiaries in some countries require licenses issued by governmental authorities. These licenses may be subject to modification or revocation dependent on such factors as amount and types of reserves and minimum capital and solvency tests. Jurisdictions may impose fines, censure and/or criminal sanctions for violation of regulatory requirements.

Life/Health Reinsurance

The Corporation's life/health reinsurance operations generated revenues of $742 million, or 10.3 percent, of consolidated revenues in 1995. These operations include the United States and international life/health reinsurance operations of Cologne Re. Life/health net premiums written in 1995 were $709 million. Approximately one half of this segment's premium was written in continental Europe, another 40 percent was written in the United States and the remaining 10 percent was written throughout the rest of the world. The life/health operations provide individual life, group long-term disability, individual health and finite risk reinsurance. Most of the life/health business is written on a proportional treaty basis with smaller amounts written on a facultative basis.

Financial Services

The Corporation's financial services operations include derivative products, insurance brokerage and management, investment management, reinsurance brokerage and real estate management operations. Through its subsidiary, General Re Financial Products Corporation ("GRFP"), a dealer in derivative products, the Corporation offers a full line of interest rate and cross-currency swaps, options, and other derivative products in all major currencies from offices or affiliates in New York, Toronto, London and Tokyo. The financial services operations produced $254 million, or 3.5 percent, of the Corporation's 1995 revenues.

In 1995, the Corporation expanded its investment management services for other insurance companies and certain affiliates. In August 1995, the Corporation acquired all of the outstanding stock of New England Asset Management ("NEAM") in exchange for stock of the Corporation. The resulting company, General Re-New England Asset Management, Inc. ("GR-NEAM"), provides investment management services primarily to insurance companies that seek the Corporation's expertise in managing insurance company investment portfolios. GR-NEAM, has approximately 45 insurance company clients and approximately $10 billion of client assets under management at December 31, 1995.

Other Information

The business of the Corporation's operating subsidiaries is primarily developed and served by employees in the United States, Germany, the United Kingdom, Australia, Switzerland, Canada, Denmark, Ireland, Spain, New Zealand, Singapore, Austria, Argentina, France, Spain, Bermuda and Japan. The Corporation employed 3,426 persons at December 31, 1995, of which 2,266 employees are employed in North America and 1,160 employees in international operations.

Reference is made to Item 7, Management's Discussion and Analysis, and Note 19 to the consolidated financial statements, "Information About the Corporation's Operations" included in this report. Reference is also made to the caption, "Property/Casualty Insurance Reserve Disclosures" on pages 26-30 of this report.

ITEM 2. PROPERTIES

The main offices of the Corporation and most of its United States subsidiaries are located in a six story building in Stamford, Connecticut. This building, consisting of approximately 560,000 square feet of office space and a multiple level parking garage, on approximately eight acres of land, was originally owned by Elm Street Corporation, a wholly owned subsidiary of the Corporation. In November 1984, the land was leased and the improvements were sold to Stamford Investment Partners. Subsequently, the land and improvements were leased back by the Corporation. Under the terms of the lease, the Corporation has the option to purchase the improvements upon expiration of the 25-year lease or at an earlier date upon the occurrence of certain events. The Corporation has guaranteed the rental obligations of Elm Street Corporation in connection with this transaction.

GRC Realty Corporation, also a wholly owned subsidiary of the Corporation, has retained title to the Corporation's former home office site in Greenwich, Connecticut. This site consists of approximately four acres of land and an office building which has about 160,000 square feet of office space that is rented to nonaffiliates. The Greenwich site is subject to a mortgage expiring December 31, 1998, which had a remaining balance of $5 million at December 31, 1995.

Cologne Re's German operations are principally based in an office building of approximately 130,000 square feet in Cologne, Germany. The United States operations of Cologne Re are based in an office building in Stamford, Connecticut. Cologne Re owns both of these office buildings.

In addition, the Corporation's United States and international operations have branch and affiliate operations conducted from leased premises in various cities in the United States and foreign countries. At this time, the Corporation believes its facilities are suitable for its purpose and provide adequate capacity for the Corporation's present and anticipated needs.

ITEM 3. LEGAL PROCEEDINGS

The Corporation and its subsidiaries have been named as defendants in litigation in the ordinary course of conducting insurance business. These lawsuits generally seek to establish liability under insurance or reinsurance contracts issued by the subsidiaries, and occasionally seek punitive or exemplary damages. The Corporation's reinsurance subsidiaries are also indirectly involved in coverage litigation. In those cases, plaintiffs seek coverage for their liabilities under insurance policies from insurance companies reinsured by the Corporation's reinsurance subsidiaries. In the judgment of management, none of these cases, individually or collectively, is likely to result in judgments for amounts which, net of claim and claim expense liabilities previously established and applicable reinsurance, or any other litigation, would be material to the financial position, results of operations or cash flow of the Corporation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE CORPORATION.

The Executive Officers of the Corporation as of March 1, 1996 are as follows:

            NAME              AGE                             POSITION
----------------------------  ---     ---------------------------------------------------------
Ronald G. Anderson..........  47      Vice President, Corporate Development of the Corporation
                                      since March 1995 and Chairman, General Re Financial
                                      Products Corporation since 1991; previously Vice
                                      President, Finance of the Corporation 1985-1991. With the
                                      Corporation since 1984.
Charles F. Barr.............  46      Vice President, General Counsel and Secretary of the
                                      Corporation since 1994; previously Vice President and
                                      Assistant General Counsel of General Reinsurance
                                      Corporation 1992-1994; Second Vice President and
                                      Assistant General Counsel of General Reinsurance
                                      Corporation 1990-1992. With the Corporation since 1989.
Joseph P. Brandon...........  37      Vice President and Chief Financial Officer of the
                                      Corporation since 1991 and Senior Vice President and
                                      Chief Financial Officer of General Reinsurance
                                      Corporation since 1991; previously Vice President, Treaty
                                      Division of General Reinsurance Corporation 1990-1991.
                                      With the Corporation since 1989.
Ronald E. Ferguson..........  54      Chairman and Chief Executive Officer since 1987. With the
                                      Corporation since 1969.
Ernest C. Frohboese.........  55      Vice President, Investments of the Corporation since 1990
                                      and Senior Vice President and Chief Investment Officer of
                                      General Reinsurance Corporation since 1990. With the
                                      Corporation since 1990.
Christopher P. Garand.......  48      Vice President, Enterprise Risk Manager of the
                                      Corporation since March 1995 and Senior Vice President of
                                      General Reinsurance Corporation since December 1994;
                                      previously Vice President and Manager, Financial Products
                                      and Services, General Reinsurance Corporation 1988-1994.
                                      With the Corporation since 1985.

            NAME              AGE                             POSITION
----------------------------  ---     ---------------------------------------------------------
James E. Gustafson..........  49      President and Chief Operating Officer of the Corporation
                                      since March 1995 and Chairman and Chief Executive Officer
                                      of General Reinsurance Corporation since February 1995;
                                      previously Executive Vice President of General
                                      Reinsurance Corporation 1991-1995; Senior Vice President
                                      and Manager of Underwriting of General Reinsurance
                                      Corporation 1982-1991; President and Chief Executive
                                      Officer of General Re Services Corporation 1987-Present.
                                      With the Corporation since 1969.
Theron S. Hoffman...........  48      Vice President, Human Resources of the Corporation since
                                      March 1995 and Senior Vice President of General Re
                                      Services Corporation since 1990. With the Corporation
                                      since 1990.
Tom N. Kellogg..............  59      Executive Vice President of the Corporation since March
                                      1995 and President and Chief Operating Officer of General
                                      Reinsurance Corporation since February 1995; previously
                                      Executive Vice President and Chief Marketing Officer of
                                      General Reinsurance Corporation 1991-1995. With the
                                      Corporation since 1968.
Dr. Peter Lutke-Bornefeld...  49      Executive Vice President of the Corporation since March
                                      1995 and Chief Executive Officer of Cologne Re since
                                      1993; Member of the Board of Directors of Cologne Re
                                      since 1990. With the Corporation since 1994; joined
                                      Cologne Re in 1979.
Elizabeth A. Monrad.........  41      Vice President and Treasurer of the Corporation since
                                      March 1995 previously Corporate Controller of the
                                      Corporation 1992-1995 and Vice President and Treasurer of
                                      General Reinsurance Corporation since 1992. Previously
                                      with Coopers & Lybrand, Partner, 1989-1992. With the
                                      Corporation since 1992.
Stephen P. Raye.............  52      Vice President, Technology of the Corporation since March
                                      1995 and Senior Vice President of General Re Services
                                      Corporation since 1993; Vice President Information
                                      Systems Division of General Re Services Corporation
                                      1985-1993. With the Corporation since 1977.
Lee R. Steeneck.............  48      Vice President and Actuary of the Corporation since March
                                      1995 and Vice President of General Reinsurance
                                      Corporation since 1986. With the Corporation since 1975.

The Chairman, President, Secretary and Treasurer are elected by the Board of Directors for one-year terms. Vice Presidents are appointed and serve at the discretion of the Board. Other officers may be appointed by and serve at the discretion of the Chief Executive Officer.

                                    PART II

ITEM 5. MARKET FOR CORPORATION'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

(a) The common stock of the Corporation is traded on the New York Stock Exchange. The following table sets forth information as to the closing price of the Corporation's common stock on the Exchange during 1995 and 1994.

                                                     1995                        1994
                                              -------------------         -------------------
                                               HIGH         LOW            HIGH         LOW
                                              -------     -------         -------     -------
    First Quarter...........................  $134.13     $122.88         $114.00     $102.50
    Second Quarter..........................   137.63      125.50          125.38      105.75
    Third Quarter...........................   152.13      129.88          115.63      104.88
    Fourth Quarter..........................   157.88      142.88          128.50      105.00

(b) The number of registered holders of common stock at December 31, 1995 was 4,236.

(c) The following table sets forth information as to the cash dividends paid by the Corporation on shares of its common stock during each of the past two years.

                                                                         1995     1994
                                                                         ----     ----
        First Quarter..................................................  $.49     $.48
        Second Quarter.................................................   .49      .48
        Third Quarter..................................................   .49      .48
        Fourth Quarter.................................................   .49      .48

It is the intention of the Corporation to declare quarterly dividends to the extent deemed appropriate by its Board of Directors. Dividends are paid principally from amounts received by the Corporation as dividends from GRC and the other operating subsidiaries.

ITEM 6. SELECTED FINANCIAL DATA

                 ELEVEN-YEAR SUMMARY OF SELECTED FINANCIAL DATA

                                            1995      1994      1993      1992      1991      1990
                                           -------   -------   -------   -------   -------   -------
                                              (IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND RATIOS)
CONSOLIDATED INFORMATION
  Total revenues.........................  $ 7,210   $ 3,837   $ 3,560   $ 3,387   $ 3,207   $ 2,954
  Net premiums written...................    6,102     3,001     2,524     2,349     2,249     2,150
  After-tax income before accounting
     changes(1, 7).......................      825       665       697       596       657       614
     Per share...........................     9.92      7.97      8.11      6.84      7.46      6.89
  Net income.............................      825       665       711       657       657       614
     Per share...........................     9.92      7.97      8.28      7.55      7.46      6.89
  After-tax income, excluding realized
     gains(1, 7).........................      788       621       604       465       563       566
     Per share...........................     9.47      7.43      7.01      5.30      6.37      6.35
  Investment income before tax...........    1,017       749       755       755       752       706
  Investment income after tax............      787       622       619       620       618       581
  Investments............................   23,494    18,898    14,346    11,532    10,842     9,510
  Total assets(5)........................   35,946    29,597    19,419    14,700    12,416    11,033
  Long-term debt.........................      155       157       192       199       301       302
  Common stockholders' equity............    6,587     4,859     4,761     4,227     3,911     3,270
  Return on equity(3)....................     13.8%     12.9%     13.4%     11.4%     15.6%     17.8%
                                           -------   -------   -------   -------   -------   -------
UNITED STATES PROPERTY/CASUALTY
  OPERATIONS
  Net premiums written...................  $ 2,964   $ 2,581   $ 2,275   $ 2,177   $ 2,122   $ 2,040
  Investment income before tax...........      711       686       705       703       703       662
  Pretax income, excluding realized
     gains(1)............................      715       599       643       488       646       648
  Statutory surplus......................    4,607     3,770     3,836     3,452     3,363     2,902
  Investments............................   13,481    11,177    11,601    10,477    10,003     8,848
  Net claims and claim expense
     liabilities(4)......................    7,385     7,029     6,803     6,635     6,230     5,816
  Statutory loss ratio...................     67.2%     70.7%     70.6%     78.8%     72.5%     68.2%
  Statutory expense ratio................     31.8%     30.6%     30.9%     29.6%     29.7%     30.8%
  Statutory combined ratio...............     99.0%    101.3%    101.5%    108.4%    102.2%     99.0%
                                           -------   -------   -------   -------   -------   -------
INTERNATIONAL PROPERTY/CASUALTY
  OPERATIONS
  Net premiums written...................  $ 2,429   $   420   $   249   $   172   $   127   $   110
  Investment income before tax...........      247        52        43        47        44        39
  Pretax income, excluding realized
     gains(1, 7).........................      138        45        24        24        30        25
  Investments(6).........................    7,535     6,060       589       509       469       442
  Net claims and claim expense
     liabilities(4)......................    4,352     3,289       253       202       164       156
  Loss ratio.............................     77.0%     69.2%     75.1%     80.2%     75.8%     71.5%
  Expense ratio..........................     25.5%     28.8%     29.7%     31.2%     34.7%     37.5%
  Combined ratio.........................    102.5%     98.0%    104.8%    111.4%    110.5%    109.0%
                                           -------   -------   -------   -------   -------   -------
LIFE/HEALTH OPERATIONS
  Net premiums written...................  $   709        --        --        --        --        --
  Investment income before tax...........       40        --        --        --        --        --
  Pretax income, excluding realized
     gains(1, 7).........................       35        --        --        --        --        --
  Net policy benefits for life/health
     contracts(4)........................    2,061   $ 1,811        --        --        --        --
                                           -------   -------   -------   -------   -------   -------
FINANCIAL SERVICES
  Revenues, excluding net realized
     gains...............................  $   250   $   229   $   211   $   115   $   100   $    88
  Pretax income, excluding realized
     gains(1)............................      100        85        58        10         1         6
                                           -------   -------   -------   -------   -------   -------
COMMON STOCKHOLDERS' INFORMATION
  Average common shares outstanding......     82.1      82.1      84.5      85.7      87.1      88.0
  Dividend per common share..............  $  1.96   $  1.92   $  1.88   $  1.80   $  1.68   $  1.52
  Total common dividends.................      161       157       159       153       146       133
  Cost of common share repurchases.......       35       207       134       179        59       236
  Common stockholders' equity per
     share...............................    80.22     59.35     56.92     49.89     45.14     37.50
  Common share price:(8) High............   157.88    128.50    132.75    123.13    101.88     93.00
                          Low............   122.88    102.50    105.38     78.63     84.88     69.00
                          Year end.......   155.00    123.50    107.00    115.75    101.88     93.00
                                           -------   -------   -------   -------   -------   -------

          See page 11 and notes to consolidated financial statements.

                                                  1989      1988     1987     1986     1985   CAGR(2)
                                                 -------   ------   ------   ------   ------  -----
                                                 (IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND RATIOS)
CONSOLIDATED INFORMATION
  Total revenues................................ $ 2,742   $2,719   $3,115   $2,853   $1,772  15.1 %
  Net premiums written..........................   1,898    1,903    2,365    2,561    1,646  14.0
  After-tax income before accounting
     changes(1,7)...............................     599      513      469      321      142  19.2
     Per share..................................    6.52     5.39     4.62     3.14     1.52  20.6
  Net income....................................     599      480      511      329      139  19.5
     Per share..................................    6.52     5.04     5.04     3.22     1.45  21.2
  After-tax income, excluding realized
     gains(1,7).................................     559      518      458      298      137  19.1
     Per share..................................    6.08     5.44     4.52     2.92     1.46  20.6
  Investment income before tax..................     673      570      506      413      301  12.9
  Investment income after tax...................     558      494      435      345      254  12.0
  Investments...................................   8,799    7,866    6,969    5,978    4,182  18.8
  Total assets(5)...............................  10,390    9,394    8,902    8,078    6,005  19.6
  Long-term debt................................     263      114      115      115      116   2.9
  Common stockholders' equity...................   3,084    2,695    2,563    2,413    1,794  13.9
  Return on equity(3)...........................    19.3%    19.7%    18.4%    14.2%     8.7%   --
                                                 -------   ------   ------   ------   ------  -----
UNITED STATES PROPERTY/CASUALTY OPERATIONS
  Net premiums written.......................... $ 1,789   $1,780   $2,251   $2,485   $1,591   6.4 %
  Investment income before tax..................     638      539      479      386      273  10.0
  Pretax income, excluding realized gains(1)....     612      511      449      271      104  21.3
  Statutory surplus.............................   2,684    2,319    2,009    1,840    1,091  15.5
  Investments...................................   8,417    7,532    6,666    5,725    3,939  13.1
  Net claims and claim expense liabilities(4)...   5,535    5,218    4,739    4,024    2,913   9.8
  Statutory loss ratio..........................    70.6%    70.0%    74.3%    79.6%    84.8%   --
  Statutory expense ratio.......................    29.0%    29.1%    25.5%    23.7%    26.0%   --
  Statutory combined ratio......................    99.6%    99.1%    99.8%   103.3%   110.8%   --
                                                 -------   ------   ------   ------   ------  -----
INTERNATIONAL PROPERTY/CASUALTY OPERATIONS
  Net premiums written.......................... $   109   $  123   $  114   $   76   $   55  46.1 %
  Investment income before tax..................      31       27       24       21       18  29.9
  Pretax income, excluding realized gains(7)....      35       33       26       23       10  30.0
  Investments(6)................................     342      299      279      221      177  45.5
  Net claims and claim expense liabilities(4)...     121      109      105       73       60  53.5
  Loss ratio....................................    62.4%    64.4%    64.2%    61.0%    78.0%   --
  Expense ratio.................................    33.2%    31.3%    31.9%    31.2%    31.9%   --
  Combined ratio................................    95.6%    95.7%    96.1%    92.2%   109.9%   --
                                                 -------   ------   ------   ------   ------  -----
LIFE/HEALTH OPERATIONS
  Net premiums written..........................      --       --       --       --       --    --
  Investment income before tax..................      --       --       --       --       --    --
  Pretax income, excluding realized gains(7)....      --       --       --       --       --    --
  Net policy benefits for life/health
     contracts(4)...............................      --       --       --       --       --    --
                                                 -------   ------   ------   ------   ------  -----
FINANCIAL SERVICES
  Revenues, excluding net realized gains........ $    90   $  101   $  106   $  101   $   91  10.6 %
  Pretax income, excluding realized gains(1)....      14       27       30       28       23  15.8
                                                 -------   ------   ------   ------   ------  -----
COMMON STOCKHOLDERS' INFORMATION
  Average common shares outstanding.............    91.3     95.3    101.4    102.0     93.7    --
  Dividend per common share..................... $  1.36   $ 1.20   $ 1.00   $ 0.88   $ 0.78   9.7 %
  Total common dividends........................     124      114      101       90       73   8.2
  Cost of common share repurchases..............     206      268      274       --       --    --
  Common stockholders' equity per share.........   34.28    29.04    26.20    23.47    18.48  15.8
  Common share price(8): High...................   95.75    59.25    68.38    68.88    52.50  11.6
                          Low...................   55.00    45.88    48.75    49.44    30.57  14.9
                          Year end..............   87.13    55.25    55.88    55.50    50.06  12.0
                                                 -------   ------   ------   ------   ------  -----

          See page 11 and notes to consolidated financial statements.

          NOTES TO THE ELEVEN-YEAR SUMMARY OF SELECTED FINANCIAL DATA

Only continuing operations are presented. Balance sheet data are as of December 31st. International property/casualty and life/health operations are reported on a one-quarter lag. The International property/casualty operations include Cologne Re for balance sheet amounts in 1995 and 1994 and income statement amounts in 1995. Only nine months of Cologne Re's 1995 results are included in the Corporation's 1995 results due to the one-quarter reporting lag.

(1) Excludes cumulative effect of accounting changes. The balance sheet data in the table on pages 9 and 10 reflect the adoption of Statement of Financial Accounting Standards No. 115, Accounting For Certain Investments in Debt and Equity Securities in 1994 and the adoption of Statement of Financial Accounting Standards No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts in 1993, with reclassifications made for 1992. Adoption of Standard No. 113 did not affect results from operations or common stockholders' equity. In 1993, the Corporation adopted the accounting prescribed by the Emerging Issues Task Force for multiple-year, retrospectively rated reinsurance contracts. The cumulative effect from prior years recorded in 1993 increased net income by $14 million or $.17 per share. In 1992, the Corporation adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The cumulative effect from prior years recorded in 1992 increased net income by $61 million or $.71 per share.

(2) Represents compound annual growth rate.

(3) Return on equity is income from continuing operations excluding after-tax realized gains and cumulative effects of accounting changes divided by average common stockholders' equity at the beginning and end of the year.

(4) Net of reinsurance.

(5) In 1994 the Corporation adopted FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts and FASB Interpretation No. 41, Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements. The combined effect of adopting the Interpretations increased reported assets and liabilities at December 31, 1994 and 1993 by $950 million and $1,747 million, respectively, and had no effect on results from operations or common stockholders' equity.

(6) Also includes investments for life/health operations.

(7) After deducting minority interest.

(8) The common share price information is based on the Corporation's daily closing price on the New York Stock Exchange.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

Consolidated

Comparison of 1995 with 1994

Net income in 1995 was $825 million or $9.92 per share, an increase of 24.5 percent over the $7.97 per share earned in 1994. These results include after-tax realized gains of $.45 per share in 1995 and $.54 per share in 1994. The improved results in 1995 were primarily attributable to increased underwriting profitability in the United States property/casualty operations, growth in after-tax investment income, increased income from the Corporation's international property/casualty operations and inclusion of Kolnische Ruckversicherungs-Gesellschaft AG's ("Cologne Re") life/health operations. Due to the Corporation's reporting of its international operations on a quarter lag, the 1995 results include only three quarters of the year's results for Cologne Re and the related joint-venture company, General Re-CKAG Reinsurance and Investment S.a r.l. ("GR-CK"). These results were not included in the comparable 1994 amounts, since the formation of GR-CK did not occur until December 28, 1994.

Consolidated net premiums written in 1995 were $6,102 million, an increase of $3,101 million or 103.3 percent, from $3,001 million in 1994. United States property/casualty premium volume was $2,964 million in 1995, compared with $2,581 million in 1994, an increase of 14.9 percent. Net premiums written in the international property/casualty reinsurance operations were $2,429 million in 1995, compared to $420 million in 1994, with $1,651 million of the growth attributable to the inclusion of Cologne Re's premium during the year. In addition, the underwriting results of the Corporation's wholly owned European operations, which were predominantly reported on a full underwriting-year lag in prior years, are now reported on a one-quarter lag beginning in 1995. The wholly owned European subsidiaries' net premiums written increased by $263 million during 1995 due to this change in reporting, although net income was not materially affected by the change. Net premiums written for the life/health segment, which consist of Cologne Re's United States and international life/health operations, were $709 million for 1995.

Consolidated investment income was $1,017 million in 1995, compared with $749 million in 1994. The consolidation of Cologne Re accounts for approximately $193 million of the $268 million increase in consolidated investment income in 1995. The growth of pretax investment income in the United States operations was adversely affected by the shift in assets from taxable to tax-advantaged securities over the last few years in response to the Corporation's tax planning strategies, the maturity and calls of higher yielding securities and the use of the Corporation's cash flow from operations for stock repurchases. Investment income for the United States property/casualty operations was $711 million in 1995, an increase of 3.7 percent over $686 million earned in 1994. Investment income for the international property/casualty operations increased 375.4 percent to $247 million in 1995, compared with $52 million in 1994. Excluding the effect of Cologne Re, the international property/casualty operations investment income grew 24.2 percent in 1995. The life/health operations had investment income of $40 million in 1995. The financial services operations had investment income of $19 million in 1995, compared with $11 million in 1994.

Comparison of 1994 with 1993

Net income in 1994 was $665 million or $7.97 per share, a decrease of 3.7 percent from $8.28 per share earned in 1993. These results include after-tax realized gains of $.54 per share in 1994 and $1.10 per share in 1993. Net income in 1993 also included a cumulative benefit of $.17 per share resulting from the adoption of the accounting prescribed by the Emerging Issues Task Force for multiple-year, retrospectively rated reinsurance contracts. Excluding after-tax realized gains and cumulative-effect adjustments, after-tax income for the year ended December 31, 1994 was $7.43 per share, an increase of 6.0 percent over $7.01 per share in 1993.

Consolidated net premiums written in 1994 were $3,001 million, an increase of $477 million or 18.9 percent from $2,524 million in 1993. United States property/casualty premium volume was $2,581 million in 1994, compared with $2,275 million in 1993, an increase of 13.4 percent. Net premiums written in the international property/casualty operations were $420 million in 1994, an increase of 69.0 percent over 1993 premium volume.

Consolidated investment income was $749 million in 1994, compared with $755 million in 1993. The level of investment income was adversely affected by the shift in assets from taxable to tax-advantaged securities in response to the Corporation's tax planning strategies, the use of the Corporation's cash flow from operations for stock repurchases, and an increase in lower yielding, short-term securities during the year to fund the investment in Cologne Re. Investment income for the United States property/casualty operations was $686 million in 1994, a decrease of 2.7 percent over $705 million earned in 1993. Investment income for the international property/casualty operations increased
20.9 percent to $52 million in 1994, compared with $43 million in 1993. The financial services operations had investment income of $11 million in 1994, compared with $7 million in 1993.

United States Property/Casualty

                                                                     YEARS ENDED DECEMBER 31
                                                                   ----------------------------
                                                                    1995       1994       1993
                                                                   ------     ------     ------
                                                                          (IN MILLIONS)
Income before taxes and accounting changes.......................  $  750     $  660     $  802
Less: net realized gains.........................................      35         61        159
                                                                   ------     ------     ------
Income before taxes, accounting changes and realized gains.......  $  715     $  599     $  643
                                                                   ======     ======     ======
Net premiums written.............................................  $2,964     $2,581     $2,275
Net underwriting income (loss)...................................      13        (46)       (23)
Statutory combined ratio.........................................    99.0%     101.3%     101.5%
Investment income................................................  $  711     $  686     $  705
Net other income (loss)..........................................      (9)       (41)       (38)

United States property/casualty pretax income in 1995, excluding realized gains and the cumulative effect of accounting changes, increased 19.4 percent from 1994's income. This growth in pretax income was primarily due to improvement in the underwriting result of $59 million, an increase in investment income of $25 million and increased net other income (loss) of $32 million. The 1994 underwriting result was adversely affected by the earthquake in Northridge, California on January 17th. The increase in investment income of 3.7 percent in 1995 was due to growth in the segment's investment portfolio since the beginning of 1994 and an increase in market interest rates during 1994. Excluding the effect of an estimated $38 million reduction in investment income due to the Corporation's investment in the Cologne Re joint venture, which is now included in the international segment, investment income of the United States property/casualty segment grew by 9.3 percent in 1995. The improvement in net other income (loss) in 1995 was due to increased fee income on financial reinsurance transactions accounted for as deposits, and an increase in income from the Corporation's affiliates carried under the equity method.

The combined underwriting ratio is computed based on the relationship of losses and underwriting expenses to premiums. This ratio is the Corporation's principal indicator of underwriting performance, with 100 percent or lower generally indicating an underwriting profit. In 1995, the statutory combined ratio for the United States property/casualty segment was 99.0 percent, compared to 101.3 percent in 1994 and 101.5 percent in 1993. The 1995 underwriting result was consistent with the Corporation's operating objective of achieving an underwriting profit.

Net premiums written in 1995 for the United States property/casualty operations were $2,964 million, an increase of 14.9 percent from $2,581 million in 1994. Net premiums written by operating unit expressed as a percentage of total United States property/casualty premiums were as follows:

                                                                       YEARS ENDED DECEMBER 31
                                                                      -------------------------
                                                                      1995      1994      1993
                                                                      -----     -----     -----
General Reinsurance Corporation (treaty/facultative)................   89.2%     88.6%     89.2%
General Star Companies (excess and surplus).........................    7.0       7.4       6.8
Genesis Companies (direct excess and alternative markets)...........    3.8       4.0       4.0
                                                                      -----     -----     -----
Total...............................................................  100.0%    100.0%    100.0%
                                                                      =====     =====     =====

While the United States primary insurance market grew at approximately 3.9 percent in 1995, according to A.M. Best, General Reinsurance Corporation's ("GRC") treaty and facultative premiums grew by 15.5 percent. The Corporation believes that the growth in premiums written was due to marketing efforts, increased purchases of property reinsurance due to greater sensitivity to catastrophe exposures, the increase in insurance premiums written by medium- and smaller-sized primary companies that generally purchase relatively more reinsurance, the migration back to the United States of some insurance and reinsurance premiums that were being written in the London market, increased reinsurance cessions by primary companies as they seek to deleverage their capital in response to rating agency concerns and increased demand for reinsurance from better capitalized and more creditworthy reinsurers. In 1996, GRC's net premiums written will be adversely affected by the nonrenewal of a treaty which accounted for approximately $244 million of net premiums written. The lost after-tax investment income from nonrenewal of this contract is estimated to be less than $5 million for 1996.

For the General Star operations, which principally write excess specialty insurance, net premiums written grew 10.2 percent in 1995 due to increased marketing activities and improved rates for property business in the Southeast. General Star has produced a statutory underwriting profit for eleven consecutive years.

The Genesis operations provide direct excess insurance and reinsurance to companies with self-insurance programs. Net premiums written for Genesis increased during the year by 9.0 percent over 1994 levels principally due to growth in casualty premiums.

Net premiums written for the United States property/casualty insurance segment were $2,581 million in 1994, an increase of 13.4 percent over $2,275 million in 1993. As discussed in Note 3 to the consolidated financial statements, North Star Reinsurance Corporation, a wholly owned subsidiary, was sold to Signet Star Holdings, Inc. in 1993. The disposal affects premium comparisons relative to prior years. During the first quarter of 1993, North Star had net premiums written of $41 million. North Star's first-quarter premiums for 1993 are included with GRC in the preceding table.

International Property/Casualty

                                                                      YEARS ENDED DECEMBER 31
                                                                     --------------------------
                                                                      1995      1994      1993
                                                                     ------     ----     ------
                                                                           (IN MILLIONS)
Income before taxes and minority interest..........................  $  213     $ 53     $   24
Less: net realized gains...........................................      24        8         --
Less: minority interest............................................      51       --         --
                                                                     ------     ----     ------
Income excluding realized gains and after minority interest........  $  138     $ 45     $   24
                                                                     ======     ====     ======
Net premiums written...............................................  $2,429     $420     $  249
Net underwriting income (loss).....................................     (63)       6        (13)
Combined ratio.....................................................   102.5%    98.0%     104.8%
Investment income..................................................  $  247     $ 52     $   43
Net other income (loss)............................................       4      (13)        (5)

Income before taxes and minority interest for the international property/casualty operations was $213 million in 1995, an increase of 299.1 percent from 1994. Included in these results were net realized gains of $24 million in 1995, compared with $8 million in 1994. The segment's results in 1995 were significantly affected by the inclusion of Cologne Re's results and are not directly comparable to the results in 1994 (see below for a description of the Cologne Re transaction). Since Cologne Re's results are reported on a quarter lag, the 1995 amounts include only nine months of activity for Cologne Re. Cologne Re's results in 1995, net of financing, opportunity costs and minority interest, contributed approximately $35 million to the Corporation's after-tax income, excluding realized gains.

International net premiums written were $2,429 million in 1995, compared with $420 million in 1994. The premium growth is principally attributable to the inclusion of $1,651 million of Cologne Re's property/casualty premiums beginning in the second quarter of 1995. In addition, the international property/casualty growth reflects the continued expansion of existing and new client relationships. In the second quarter of 1995, the Corporation's wholly owned European operations began to include estimated premiums and losses for the current underwriting year in its financial results. This change increased net premiums written by approximately $263 million and added approximately $1 million to net income in 1995.

Income before taxes for the international property/casualty operations of $53 million in 1994 increased 120.8 percent over 1993 levels. Included in these results were realized gains of $8 million in 1994. Growth in the income for the international property/casualty operations resulted principally from an underwriting profit of $6 million in 1994, compared to an underwriting loss of $13 million in 1993. Underwriting results improved over 1993 due to stronger pricing and demand in higher margin businesses, particularly in the Corporation's European operations. International net premiums written of $420 million in 1994 increased $171 million, or 69.0 percent, over 1993 premiums of $249 million. The premium growth reflects the continued expansion of existing client relationships, an increase in reinsurance rates, and the acquisition of new reinsurance relationships, particularly in European operations. Premium growth in 1994 also resulted from expanded operations in Madrid and the opening of new offices in Cologne, Milan, Paris and Singapore during the prior two years.

Cologne Re

On December 28, 1994, the Corporation and Colonia Konzern AG ("Colonia") formed a new company that acquired 75 percent of the ordinary shares and approximately 30 percent of the preference shares of Kolnische Ruckversicherungs-Gesellschaft AG ("Cologne Re"), which collectively represents a 66.3 percent economic interest in Cologne Re. In exchange for its Cologne Re shares, Colonia, for itself and as trustee for Nordstern Allgemeine Versicherungs AG (collectively, "CKAG"), received 100 percent of the Class A shares of the new company, GR-CK. The Corporation initially contributed $884 million (DM 1,377 million) to GR-CK in exchange for 100 percent of the Class B shares of GR-CK. On December 30, 1994, GR-CK paid $302 million (DM 475 million) to the Corporation in exchange for notes in the principal amount of DM 475 million. The notes pay interest of
8.0 percent annually to GR-CK and are due on December 30, 2004. The intercompany notes have been eliminated in consolidation. The funds invested in GR-CK are subject to certain investment restrictions according to the joint-venture agreement.

The Class A shares have 49.9 percent of the votes of GR-CK and are entitled to an annual Class A dividend, which is based on a formula and is subject to a minimum of approximately DM 36 million, while the Class B shares have 50.1 percent of the votes of GR-CK and are entitled to the earnings of GR-CK in excess of the Class A dividend. The Corporation will also receive an annual Class B cash dividend of 50.1 percent of GR-CK's distributable income, as defined in the joint-venture agreement. The dividend related to 1995 on the Class A and B shares will be paid in 1996.

The Corporation has an option after seven years to purchase the Class A shares of GR-CK owned by the CKAG at a formula price. The option has a minimum exercise price of DM 1,306 million and a maximum of DM 1,509 million, subject to certain warranty and other adjustments that may affect the exercise price. If the Corporation does not exercise its option to purchase the Class A shares of GR-CK from CKAG, CKAG has the option to purchase the Class B shares of GR-CK from the Corporation under a similar exercise price formula.

During the second quarter of 1995, Cologne Re completed a rights offering that raised DM 437 million ($317 million at the June 30, 1995 exchange rate), which increased its capital under United States generally accepted accounting principles by 62.9 percent over the amount at December 31, 1994. In connection with Cologne Re's rights offering, GR-CK subscribed for its pro rata share, approximately DM 297 million ($215 million at the June 30, 1995 exchange rate), of the offering. In addition to its ownership in Cologne Re through GR-CK, the Corporation purchased for its own account an additional 6.9 percent of the ordinary and preference shares of Cologne Re during 1995 for aggregate consideration of $68 million, which increased the Corporation's consolidated economic interest in Cologne Re to 73.2 percent.

Life/Health

Due to the Corporation's reporting of its international operations, including all of Cologne Re's business, on a quarter lag, the 1995 results include only three quarters of life/health operations. This segment includes the U.S. and international life/health operations of Cologne Re. During 1995 the life/health operations' income before taxes and minority interest was $51 million. This consists of pretax income of $15 million, $17 million, and $19 million in the second, third and fourth quarters, respectively. Pretax income during 1995 resulted from underwriting income of $10 million, investment income of $40 million and realized gains of $1 million. Life/health premiums written were $709 million during 1995. Approximately one-half of this segment's premium was written in continental Europe, another 40 percent was written in the United States and the remaining 10 percent was written throughout the rest of the world.

Financial Services

The financial services operations include the Corporation's derivative products, insurance brokerage and management, investment management, reinsurance brokerage and real estate management operations. Pretax income for the financial services operations was $103 million in 1995, an increase of 26.4 percent from $82 million earned in 1994. The increase in 1995 income was principally due to increased profitability of the Corporation's derivative products subsidiary, General Re Financial Products Corporation ("GRFP"), and revenues from General Re Underwriting Services Limited ("GRUS"). GRUS provides underwriting services for Tempest Reinsurance Company Limited ("Tempest"), an affiliated Bermuda-based company specializing in excess property catastrophe reinsurance.

Tempest is negotiating an exchange of shares of Tempest for shares in ACE Limited, a Bermuda insurer. The transaction would be subject to approval by both companies' Boards of Directors and shareholders. If the transaction is consummated, the Corporation would sell back to Tempest its 20.7 percent interest in Tempest for cash consideration. In addition, the underwriting services provided to Tempest by GRUS would be terminated. The financial effect of this transaction would be recorded in 1996.

GRFP is a dealer in derivative products and offers a full line of interest rate and cross-currency swaps, options, and other derivative products. GRFP's gross trading revenue was $142 million in 1995, compared with $135 million in 1994 and $142 million in 1993. The growth in GRFP's trading revenue for the year compared to 1994 was due to specialty products and growth in swap transactions outside of North America. The overall growth in the derivatives market in the United States was slower than outside of the United States due to continuing concerns about controls over the inappropriate use of derivative products by certain end users.

GRFP closely monitors its derivatives operations and actively manages its open positions to control its exposures. GRFP hedges its exposure to market risk (which includes foreign exchange, interest rate, swap spread, volatility, correlation, and yield curve risks) in connection with its dealer activities by purchasing or selling futures contracts, entering into forward foreign exchange contracts, purchasing or selling United States and foreign government securities or entering into offsetting transactions.

The Corporation's insurance and reinsurance brokerage operations also contributed to the increased profitability of the financial services segment in 1995. In addition, the Corporation has expanded its investment management services. In August 1995, the Corporation acquired all of the outstanding stock of New England Asset Management in exchange for stock of the Corporation and combined it with the Corporation's own investment management subsidiary. The resulting company, General Re-New England Asset Management, Inc. ("GR-NEAM"), provides investment management services primarily for other insurance companies that seek the Corporation's expertise in managing insurance company investment portfolios. GR-NEAM has approximately 45 insurance company clients and approximately $10 billion of client assets under management at December 31, 1995.

Pretax income for the financial services operations was $82 million in 1994, an increase of 40.4 percent from $58 million earned in 1993. The increase in 1994 income was principally due to increased profitability of GRFP and new revenues from GRUS.

FINANCIAL CONDITION

Assets/Investments

At December 31, 1995, total assets were $35,946 million, compared with $29,597 million at December 31, 1994. The $6,349 million of growth in assets was attributable to an increase of $3,110 million in the total assets of the United States property/casualty operations, $2,713 million in the international reinsurance operations, and $526 million in the financial services segment. The growth in the assets of the United States property/casualty operations was primarily due to the favorable bond and stock markets in 1995 and the investment of operating cash flows. The increase in the assets of the international operations was due to the investment of operating cash flows and the strengthening of the German mark compared to the United States dollar which increased assets by approximately $800 million.

The Corporation's invested assets increased from $18,898 million at December 31, 1994 to $23,494 million at December 31, 1995. The $4,596 million increase in invested assets was the result of an increase of $2,304 million in the United States property/casualty segment, an increase of $1,475 million in the international reinsurance operations and an increase of $817 million in the financial services operations. The unrealized appreciation after deferred income taxes on the Corporation's investment portfolio was $1,468 million and $421 million at December 31, 1995 and December 31, 1994, respectively. The increase was due to the favorable effect on bond prices of declining interest rates and appreciation in the equity markets in the United States. At December 31, 1995, all fixed maturity securities of the Corporation have been categorized as either available-for-sale or trading. Most of the securities transferred to the available-for-sale category were tax-exempt securities grandfathered under the Tax Reform Act of 1986 that the Corporation anticipates being called within the near future. The recategorization of the held-to-maturity securities increased investments by $82 million, and common stockholders' equity by $53 million.

UNITED STATES PROPERTY/CASUALTY

Invested Assets

The Corporation's investment portfolios are managed for after-tax total return while maintaining high credit quality across the portfolios. At December 31, 1995, total invested assets of the United States property/casualty operations were $13,481 million, a 20.6 percent increase over 1994 invested assets.

The composition of the United States property/casualty invested assets was as follows:

                                                                         DECEMBER 31
                                                                       ---------------
                                                                       1995      1994
                                                                       -----     -----
        Short-term securities........................................    1.3%      2.0%
        Unites States taxable bonds..................................   18.0      24.5
        Tax-exempt bonds.............................................   51.8      45.7
        Nondollar bonds..............................................    2.1       2.6
        Convertible securities.......................................    0.3       0.5
        United States common equities................................   18.3      16.7
        Foreign equities.............................................    1.2       2.3
        Preferred equities...........................................    3.2       2.8
        Other investments............................................    3.8       2.9
                                                                       -----     -----
        Total........................................................  100.0%    100.0%
                                                                       =====     =====

Throughout 1995, the Corporation continued to shift assets toward tax-advantaged securities due to improved underwriting profitability and increased international profits. Furthermore, municipal bonds became attractive relative to taxable bonds for all but the shortest maturities as the spread between taxable and tax-exempt bonds became historically narrow due to concerns about tax reform which could adversely affect tax-exempt bonds. The Corporation also added to its preferred stock holdings in 1995, since these securities were an attractive after-tax alternative to municipal bonds.

To minimize its exposure to shifts in interest rates, the Corporation balances the duration (a present-value weighted measure of average life) of its property/casualty claim liabilities with the duration of fixed maturity investments in the investment portfolio. The table below shows the average maturity and effective duration of the United States taxable and tax-exempt portfolios:

                                                                              DECEMBER 31
                                                                         ----------------------
                                                                         1995     1994     1993
                                                                         ----     ----     ----
Average maturity in years
Taxable portfolio......................................................   9.4      4.7      7.0
Tax-exempt (nongrandfathered)(1).......................................  12.0     13.0     13.0
Effective duration in years
Taxable portfolio......................................................   5.2      3.2      5.1
Tax-exempt (nongrandfathered)(1).......................................   7.2      7.1      7.0

---------------
(1) Bonds purchased after August 7, 1986 that do not remain fully tax-exempt under the Tax Reform Act of 1986.

At December 31, 1995, the effective average maturity of the fixed-maturity portfolio was 10.6 years, compared to an estimated average life of 9.1 years for the Corporation's property/casualty claim liabilities. The duration of the fixed maturity portfolio was 6.2 years, compared with 4.7 years for the property/casualty claim liabilities. This compares with 1994 durations of 5.0 years and 4.6 years, respectively. The increase in the duration of the Corporation's liabilities at December 31, 1995 was principally due to the sharp decline in interest rates in 1995 and, to a lesser extent, due to the mix of premiums written. Of the increase in the duration of the portfolio assets, approximately two thirds was due to the decline in interest rates, with the rest accounted for by specific shifts in the portfolio during the year.

Included in fixed-maturity investments were mortgage-backed securities ("MBS") of $622 million (2.7 percent of consolidated invested assets) and other asset-backed securities ("ABS") of $113 million (0.5 percent of consolidated invested assets) at December 31, 1995. These securities have interest and principal repayment patterns that differ from typical fixed maturities. MBS issued by quasi-federal agencies, federally supported institutions and corporations can either be direct pass-throughs of cash flows from the underlying mortgages or can be a grouping of underlying mortgages into various principal repayment tranches, known as collateralized mortgage obligations ("CMOs"). The MBS portfolio comprises pass-through securities (45 percent) and CMOs (55 percent) based on December 31, 1995 market values. The CMO portfolio is composed of almost entirely planned amortization class ("PACs") securities which have experienced less volatility in repayment of principal than other types of CMO securities. ABS are usually debt instruments which are collateralized by credit card or auto loan receivables whose interest and principal payments will vary with the underlying receivable. Almost all of the MBS and ABS portfolios are publicly traded and market values were obtained from an external pricing service.

At December 31, 1995, equity investments in the United States portfolio totaled $3,107 million, representing 19.5 percent of the United States property/casualty investment portfolio. The United States equity portfolio is well diversified and primarily consists of holdings in companies with large capitalizations that, collectively, have a calculated volatility approximating the Standard & Poor's 500 index.

A small portion of the United States investment portfolio was dedicated to nontraditional, private investments. These alternative investments, included in the balance sheet caption, "Other invested assets," were $344 million (1.5 percent of consolidated invested assets) and $325 million (1.7 percent of consolidated invested assets) at December 31, 1995 and 1994, respectively. Most of these investments are interests in limited partnerships run by professional managers. Over time, these investments are expected to provide a higher return than the overall portfolio. This segment, however, also may entail a greater amount of risk both in terms of limited liquidity and greater uncertainty of returns compared to the rest of the Corporation's portfolio. The Corporation evaluates the fair value of these alternative investments on a quarterly basis by reviewing available financial information of the investee and performing other financial analyses in consultation with external advisors. Any changes in the fair value of limited partnerships are included in unrealized appreciation or depreciation in common stockholders' equity, unless a decline in fair value is considered other than temporary, resulting in a charge to income.

Credit Quality

Credit considerations are an important part of the Corporation's fixed maturity investment strategy. The overall fixed-maturity portfolio continued to average a credit rating of AA. The distribution of the Corporation's United States property/casualty fixed-maturity portfolio by credit quality was as follows:

                                                                     DECEMBER 31, 1995
                                                                  -----------------------
                                                                  TAXABLE     TAX-EXEMPT
                                                                  -------     -----------
        AAA.....................................................    62.1%         48.8%
        AA......................................................     6.9          25.5
        A.......................................................    19.0          23.3
        BBB.....................................................     8.3           1.2
        Below BBB...............................................     0.9            --
        Nonrated................................................     2.8           1.2
                                                                   -----         -----
        Total...................................................   100.0%        100.0%
                                                                   =====         =====

Investment Returns

The overall pretax yield on the United States property/casualty invested assets was 5.9 percent in 1995 and 1994. During 1995, the segment had approximately $486 million of calls and maturities on grandfathered tax-exempt bonds. These bonds had an average yield of approximately 8.9 percent and the proceeds from the calls were reinvested at an average yield of approximately 5.3 percent. In addition, based on its current investment portfolio and the current yield curve, the Corporation presently anticipates additional calls and maturities of approximately $404 million on grandfathered tax-exempt bonds with an average yield of approximately 7.8 percent through the end of 1996. Reinvestment of these funds may adversely affect average portfolio yields and investment income.

Pretax total return for the United States portfolio was 19.2 percent in 1995, compared with a negative return of 2.6 percent in 1994. With lower interest rates and sharply higher stock prices, all investment sectors recorded higher returns in 1995 than in 1994.

INTERNATIONAL PROPERTY/CASUALTY AND LIFE/HEALTH

The Corporation's international property/casualty and life/health reinsurance operations had invested assets of $7,535 million at December 31, 1995, an increase of $1,475 million from December 31, 1994. These portfolios include $6,026 million of Cologne Re's investments, $1,050 million in wholly owned international operations' investments and $459 million of GR-CK investments. GR-CK's investment portfolio consisted of high credit quality, German mark denominated securities with an average maturity of approximately 6 years.

The composition of Cologne Re's investment portfolio was as follows:

                                                                         DECEMBER 31
                                                                       ---------------
                                                                       1995      1994
                                                                       -----     -----
        Short-term securities........................................   19.2%     16.1%
        Bonds........................................................   68.8      71.1
        Common equities..............................................    7.2       8.6
        Real estate and other investments............................    4.8       4.2
                                                                       -----     -----
        Total........................................................  100.0%    100.0%
                                                                       =====     =====

The primary goal of Cologne Re's investment policy is the optimization of after-tax investment income taking into consideration the duration and currency structure of Cologne Re's reinsurance liabilities. The investment objectives of Cologne Re's subsidiary companies are determined by specific investment guidelines which take into consideration the different legal requirements in their respective jurisdictions. The investments of the subsidiaries are monitored and reviewed by Cologne Re's Finance Department.

At December 31, 1995, Cologne Re's invested assets were $6,026 million, an increase of $1,309 million, or 27.8 percent from year-end 1994. The fixed maturity portfolio consisted of high credit quality securities. Almost all bonds were investment grade; the average rating of the portfolio was above AA. The common equity portfolio of Cologne Re was well diversified with holdings principally from the major European stock markets, United States, and Japan. The real estate portfolio was internationally diversified with principal holdings in Germany. The relatively high share of short-term investments in Cologne Re's portfolio is due to the need to hedge investment crediting provisions in certain financial reinsurance contracts, a specific "barbell" bond strategy in 1995 and an unusually high volume of cash at the end of the reporting period.

As part of its foreign exchange risk management program, Cologne Re's investment portfolio is globally diversified, with most fixed maturities having a term less than five years. The currency structure of the investment portfolio is determined by Cologne Re's reinsurance business. Cologne Re hedges its currency risk by seeking to match its assets and liabilities by currency. Due to the high volatility and the significant movements in the currency markets during 1995, Cologne Re remained relatively neutral in its currency exposures.

The composition of Cologne Re's invested assets by currency was as follows:

                                                                               DECEMBER 31, 1995
                                                                               -----------------
United States dollar.........................................................         34.9%
German mark..................................................................         32.5
Great Britain pound..........................................................         13.5
French franc.................................................................          3.4
Australian dollar............................................................          3.3
Japanese yen.................................................................          1.2
Other currencies.............................................................         11.2
                                                                                     -----
Total........................................................................        100.0%
                                                                                     =====

The overall pretax yield on Cologne Re's portfolio was 5.1 percent during 1995. Cologne Re writes a significant portion of its business in property lines of business and, accordingly, invests in shorter duration securities as part of its program to match its asset and liability durations. In addition, Cologne Re's reported investment yield is decreased by the sharing of investment income under certain reinsurance agreements.

The invested assets of the Corporation's wholly owned international subsidiaries of $1,050 million at December 31, 1995 consist of 77.4 percent in fixed maturities, 14.7 percent in equities and 7.9 percent in short-term investments. The overall pretax yield on these operations was 7.6 percent in 1995 and 1994. The portfolio of each subsidiary is managed by local professional asset managers who are overseen by a local Board of Directors and the Corporation's Investment Department. The portfolio is diversified by country of issuer and duration to match the currency and duration structure of the reinsurance operations.

The composition of the Corporation's wholly owned international subsidiaries' investment portfolio by currency was as follows:

                                                                               DECEMBER 31, 1995
                                                                               -----------------
Great Britain pound..........................................................         25.8%
Australian dollar............................................................         24.9
United States dollar.........................................................         12.8
German mark..................................................................          9.6
French franc.................................................................          6.3
Other currencies.............................................................         20.6
                                                                                     -----
Total........................................................................        100.0%
                                                                                     =====

LIABILITIES

The gross liability for claims and claim expenses, which provides for future obligations arising from current and prior property/casualty reinsurance transactions, amounted to $14,252 million and $12,158 million at December 31, 1995 and 1994, respectively. Growth in the liability of $2,094 million during 1995 was due to $778 million in the United States property/casualty segment and $1,316 million in the international property/casualty segment. In addition to the gross liability for property/casualty claim and claim expenses, the Corporation, through its interest in Cologne Re, had a gross liability for policy benefits for life/health contracts of $2,263 million and $1,960 million at December 31, 1995 and 1994, respectively. The asset for reinsurance recoverable on paid and unpaid losses was $2,794 million at December 31, 1995, compared to $2,067 million at December 31, 1994. Growth of $727 million in the asset for reinsurance recoverable was due to $422 million associated with the United States property/casualty segment, $253 million for the international property/casualty operations and $52 million related to the life/health operations.

The ongoing financial integrity of the Corporation is dependent on reserve adequacy. The gross liability and reinsurance recoverable for claims and claim expenses were based on the Corporation's analysis of reports and individual case estimates received from ceding companies. The liability and related recoverables, which include an amount estimated by the Corporation for claims and claim expenses incurred but not reported ("IBNR"), are evaluated continuously by management, annually by the Corporation's independent account-ants in conjunction with their audit and periodically by independent consulting actuaries at the discretion of the Board of Directors. Any resulting adjustments are included in the current period's income.

The liability for claims and claim expenses for 1994 and prior accident years for the United States operations, net of related reinsurance recoveries, increased by $13 million in 1995. The increase was principally the result of the net effect of reserve strengthening for environmental and latent injury claims, partly offset by favorable loss development on casualty lines of business. The liability for prior accident years was decreased by $36 million in 1994 and was increased by $140 million during 1993. The adverse income impact in 1993 was the result of reserve strengthening principally for environmental and latent injury claims. The liability for claims and claim expenses for 1994 and prior accident years for the international operations, net of related reinsurance recoveries and foreign exchange, increased by $1 million in 1995.

Included in the Corporation's liability for claims and claim expenses are liabilities for environmental and latent injury damage claims. These claims are principally related to claims arising from cleanup costs associated with hazardous waste sites and bodily injury claims relating to asbestos products. These amounts include provisions for both reported and IBNR claims. The table below presents the three-year development of the balance sheet liability for environmental and latent injury claims:

                                                                    1995       1994       1993
                                                                   ------     ------     ------
                                                                          (IN MILLIONS)
Gross liability, beginning of year...............................  $1,478     $1,332     $1,092
Reinsurance recoverable..........................................     382        444        358
                                                                   ------     ------     ------
Liability, net of reinsurance, beginning of year.................   1,096        888        734
Amount incurred during year......................................     298        239        224
Less: amount paid during year....................................     136        100         70
Cologne Re (first included in December 31, 1994 balance sheet)...      --         69         --
                                                                   ------     ------     ------
Liability, net of reinsurance, end of year.......................   1,258      1,096        888
Reinsurance recoverable..........................................     498        382        444
                                                                   ------     ------     ------
Gross liability, end of year.....................................  $1,756     $1,478     $1,332
                                                                   ======     ======     ======

The Corporation continually estimates its liabilities and related reinsurance recoverable for environmental and latent injury claims and claim expenses. While most of the Corporation's liabilities for such claims arise from exposures in the United States, the Corporation has also provided for international environmental and latent injury exposures. Environmental and latent injury exposures do not lend themselves to traditional methods of loss development determination and therefore may be considered less reliable than reserves for standard lines of business (e.g., automobile). The estimate is composed of four parts: known claims, development on known claims, IBNR and direct excess coverage litigation expenses. Although reliability is constrained by uncertainties, the Corporation has confidence in the reported, known claim liabilities and, based on alternative methods, has projected a fairly reliable estimate of development for these claims. The Corporation has also included an estimate for IBNR which is based on fitted curves of estimated future claim emergence; this estimate is less reliable than the estimated liability for reported claims. The effect of joint and several liability on the severity of claims and a provision for future claims inflation have been included in the loss development estimate.

The Corporation has established a liability for litigation costs associated with coverage disputes arising out of direct excess insurance policies (rather than from reinsurance assumed). Certain subsidiaries were parties in 108 active direct excess coverage cases involving environmental and latent injury claims at December 31, 1995. Such coverage litigation expenses are estimated using an actuarial estimate of actionable items and their projected costs. The Corporation paid $8 million in such costs during 1995, and as of December 31, 1995, the liability for future litigation costs related to coverage disputes for environmental and latent injury claims was $165 million (included in the table above). As coverage disputes are tried and verdicts rendered, the Corporation expects that the settled case law will result in a downward trend in future direct excess litigation expenses. Because reinsurance contracts generally contain arbitration clauses which control disputes between the ceding company and the reinsurer, the Corporation does not expect the future costs associated with reinsurance disputes to be material.

Comprehensive environmental laws have been enacted in most European countries, generally imposing sanctions in the form of fines, cleanup costs or civil damage awards. To date, insureds in Europe have generally not recovered the costs from insurers arising from environmental cleanup except those claims considered sudden and accidental. Changes in environmental regulations and litigation practices within the European Union may affect future claim development.

Ceding companies report information about environmental and latent injury claims based upon their individual and differing methodologies for characterizing claims. For example, some ceding companies report one claim for a policyholder with a number of exposure sites, whereas others report each exposure at each site as a separate claim. In addition, a substantial number of latent injury claims, which are often reported to the Corporation on a precautionary basis by the ceding companies and insureds prior to reaching the reinsured layer, close without reinsurance payment. Due to these factors, the Corporation is unable to provide meaningful claim count information.

The liability for environmental and latent injury claims and claim expenses is management's best estimate of future claim and claim expense payments and recoveries which are expected to develop over the next several decades. The Corporation continues to monitor evolving case law and its effect on environmental and latent injury claims. Changing government regulations, newly identified toxins, newly reported claims, new theories of liability, new contract interpretations and other factors could significantly affect future claim development. While the Corporation has recorded its current best estimate of its liabilities for unpaid claims and claim expenses, it is reasonably possible that these estimated liabilities, net of estimated reinsurance recoveries, may increase in the future and that the increase may be material to the Corporation's results from operations, cash flows and financial position. It is not possible to estimate reliably the amount of additional net loss, or the range of net loss, that is reasonably possible.

The Corporation discounts certain liabilities associated with workers' compensation claims. Current statutory rules allow the discounting of "tabular reserves" as defined and allow discounting of nontabular reserves if permitted by the insurer's state of domicile. As of December 31, 1995, GRC recorded $1,406 million in claim liability discount, of which $923 million relates to tabular reserves and $483 million relates to nontabular reserves for medical costs associated with tabular reserve claims. The Delaware Insurance Department has confirmed that GRC may discount both its tabular reserves and the medical expenses associated with such tabular reserves at 4.5 percent per year.

Financial Services Assets and Liabilities

The asset and liability positions of the financial services operations fluctuate based on ongoing derivatives transactions and related risk management activities. The purchase of United States and foreign government securities (fixed maturities at fair value), which are primarily financed through collateralized repurchase agreements (securities sold under agreements to repurchase), and the sale of United States and foreign government securities (securities sold but not yet purchased), whose proceeds are invested in reverse repurchase agreements (securities purchased under agreements to resell), contribute to the short-term fluctuations in the operations' total assets and liabilities, while generally not having any material effect on common stockholders' equity. During 1995, invested assets of these operations increased $817 million to $2,478 million. Securities purchased under agreements to resell (an asset) declined $747 million in 1995 to $66 million. Securities sold under agreements to repurchase (a liability) increased $325 million in 1995 to $1,263 million. Securities sold but not yet purchased represent obligations of the Corporation to deliver the specified security at the contracted price, thereby creating a liability to repurchase the security in the market at prevailing prices. Accordingly, the Corporation's ultimate obligation to satisfy the sale of securities sold but not yet purchased may exceed the amount recognized in the balance sheet. The liability for securities sold but not yet purchased decreased $313 million in 1995 to $614 million at December 31, 1995.

GRFP controls its market risk exposures through the use of cash instruments and derivative transactions. GRFP's components of market risk include foreign exchange, interest rate, swap spread, volatility, correlation and yield curve risk. GRFP controls these risk exposures by taking offsetting positions in either cash instruments or other derivatives to reduce the overall exposure to loss due to movements in these variables. GRFP manages its exposures on a portfolio basis. Under this approach, GRFP monitors its market risk on a daily basis across all swap and option products by calculating the effect on operating results of potential changes in market variables over a one week period, based on historical market volatility data and informed judgment. GRFP's 1995 aggregate weekly market risk limit across all trading books was $10 million.

GRFP sets market risk limits for each type of risk based on a 95 percent probability that movements in market rates will not affect the results from operations in excess of the limit over a one-week period. Since inception, GRFP's largest consolidated weekly position change has been $5 million. In addition to these daily and weekly assessments of risk, GRFP prepares periodic stress tests to assess its exposure to extreme movements in various market risk factors.

The "value-at-risk" table below shows the aggregate risk management limit, as defined, and highest and lowest profits and losses recorded over one-week periods.

                                                                              YEARS ENDED
                                                                             DECEMBER 31,
                                                                             -------------
                                                                             1995     1994
                                                                             ----     ----
                                                                             (IN MILLIONS)
    RISK LIMIT USAGE
    Average................................................................  $  8     $  8
    PROFIT AND LOSS
    Highest................................................................     4        3
    Lowest.................................................................    (4)      (5)
    Average................................................................    --       --

GRFP evaluates and records a fair-value adjustment against trading revenue to recognize counterparty credit exposure and future costs associated with administering each contract. The expected credit exposure for each trade is initially established on the trade date and is determined through the use of a proprietary credit exposure model that is based on historical default probabilities, market volatilities and, if applicable, the legal right of setoff. These exposures are continually monitored and adjusted due to changes in the credit quality of the counterparty, changes in interest and currency rates or changes in other factors affecting credit exposure. The fair value allowance for counterparty credit exposures and future administrative costs on existing contracts was $67 million and $55 million at December 31, 1995 and 1994, respectively. GRFP has not experienced any credit losses as a result of counterparty defaults.

Equity

Common stockholders' equity at December 31, 1995 was $6,587 million, an increase of 35.6 percent over $4,859 million at December 31, 1994. The change in common stockholders' equity was primarily due to net income of $825 million, after-tax unrealized appreciation of $1,047 million, less stock repurchases of $35 million and dividends paid of $172 million. Common stockholders' equity at December 31, 1994 increased 2.1 percent over the $4,761 million at year end 1993.

LIQUIDITY AND CAPITAL RESOURCES

A summary of the Corporation's cash flow by business segment was as follows:

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1995        1994       1993
                                                              -------     -------     -----
                                                                      (IN MILLIONS)
    Operating activities:
      United States property/casualty.......................  $   985     $   968     $ 899
      International property/casualty and life/health.......      555         215        80
      Financial services....................................       49         (97)      (94)
                                                              -------     -------     -----
    Consolidated operating cash flow........................    1,589       1,086       885
                                                              -------     -------     -----
    Investing activities:
      United States property/casualty.......................     (848)        (16)     (871)
      International property/casualty and life/health.......     (805)       (189)      (60)
      Financial services....................................       21         189        17
      Net purchase of shares in GR-CK.......................       --        (582)       --
      Cash obtained on purchase of GR-CK....................       --         153        --
                                                              -------     -------     -----
    Consolidated investing cash flow........................   (1,632)       (445)     (914)
                                                              -------     -------     -----
    Financing activities:
      United States property/casualty.......................     (149)       (350)      (16)
      International property/casualty.......................      216         (22)      (18)
      Financial services....................................       (8)        (87)       82
                                                              -------     -------     -----
    Consolidated financing cash flow........................       59        (459)       48
                                                              -------     -------     -----
    Consolidated change in cash.............................  $    16     $   182     $  19
                                                              =======     =======     =====

The Corporation's cash flow from operations was $1,589 million in 1995, compared with $1,086 million in 1994, and $885 million in 1993. In the Corporation's prior years' financial statements, GRFP's interrelated cash flows were disaggregated for financial reporting purposes into operating, investing, and financing activities. In 1995, all of GRFP's trading-related cash flows have been included in operating cash flow to improve the meaningfulness of the cash flow presentation. Prior years' cash flow statements have been reclassified to conform to the new presentation.

United States and international operating cash flows grew in 1995 and 1994, primarily in response to growth in the property/casualty reinsurance business. United States property/casualty financing cash flows include the Corporation's stock repurchases and dividends to stockholders. As discussed earlier, the Corporation made a net cash investment in 1994 of $582 million in GR-CK, the holding company which owns approximately 66.3 percent of the economic interest of Cologne Re. The funds invested in GR-CK are subject to certain restrictions according to the joint-venture agreement. The Corporation's United States cash flow should not be significantly affected by the joint-venture structure, since interest paid to GR-CK on the intercompany note will generally be funded by dividends received from GR-CK.

Dividends paid to the Corporation's common and preferred stockholders were $172 million, $168 million and $170 million in 1995, 1994 and 1993, respectively. The Corporation used $35 million, $207 million and $134 million to repurchase 235,200 shares, 1,912,500 shares and 1,213,600 shares of its common stock in the years ended December 31, 1995, 1994 and 1993, respectively. Through December 31, 1995, the Corporation has purchased $1,598 million (22,144,500 shares) of its common stock since the inception of the repurchase program in 1987. On February 14, 1996, the Corporation's Board of Directors authorized an additional $300 million of stock repurchases, in addition to the standing authority to repurchase shares in anticipation of shares to be issued under various compensation plans. On the same day, the Board of Directors also declared a regular quarterly dividend of $.51 per share on the common stock of the Corporation. This represents an increase of 4.1 percent over the $.49 per share dividend paid in prior quarters during 1995 and the 20th consecutive year in which the Corporation has had a dividend increase.

At December 31, 1995, the Corporation had $150 million of senior debt outstanding, which is rated AAA by Standard & Poor's and Aa1 by Moody's. The Corporation issues commercial paper to provide additional financial flexibility for its operations. Commercial paper offered by the Corporation has been rated A1+ by Standard & Poor's and Prime 1 by Moody's. At December 31, 1995, no commercial paper was outstanding. During August 1995, the Corporation modified its $1.0 billion lines of credit to extend the commitment period for half of the facility. The new credit lines with nineteen participating banks consist of a 364-day facility of $500 million and a five-year credit facility for the remaining $500 million. The lines of credit provide the Corporation with support for the commercial paper program and enhance the Corporation's financial flexibility. At December 31, 1995, the Corporation had no outstanding loans under this facility.

GRC, the Corporation's principal United States reinsurance subsidiary, has a claims-paying rating of AAA by Standard & Poor's and a financial strength rating of Aaa by Moody's. Each of these ratings represents the highest category for the respective rating agency. GRC was also rated A++ by A.M. Best Company, a leading insurance industry rating agency. Cologne Re has a claims-paying rating of AAA by Standard & Poor's and an A rating from A.M. Best Company.

New Accounting Standards

See Note 2 on page 41 for a discussion of new accounting standards.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             GENERAL RE CORPORATION

        INDEX TO RESERVE DISCLOSURES, FINANCIAL STATEMENTS AND SCHEDULES

                                                                                      PAGES
                                                                                     --------
RESERVE DISCLOSURES
Property/Casualty Insurance Claim Disclosures (Unaudited)..........................     27-32
FINANCIAL STATEMENTS
Report of Independent Accountants..................................................        33
Consolidated Statements of Income..................................................        34
Consolidated Balance Sheets........................................................        35
Consolidated Statements of Common Stockholders' Equity.............................        36
Consolidated Statements of Cash Flows..............................................        37
Notes to Financial Statements......................................................     38-65
FINANCIAL STATEMENT SCHEDULES
I.   Condensed Financial Information of Registrant...................................   S-1-S-3
V.   Supplementary Insurance Information.............................................       S-4

Schedules other than those listed above have been omitted since they are either not required, not applicable or repeat information disclosed in the notes to financial statements.

                 PROPERTY/CASUALTY INSURANCE CLAIM DISCLOSURES

The consolidated financial statements include estimated liabilities for unpaid claims and claim expenses of the Corporation's United States and international property/casualty reinsurance subsidiaries. The provision for reported but unpaid claims and claim expenses is based on client reports and individual case estimates, including anticipated salvage and subrogation recoverable. A provision is included for incurred but not reported ("IBNR") claims and claim expenses on the basis of past experience. Historic premium, claim and claim expense data are organized in actuarial formats, analyzed for credibility, and processed through actuarial formulae. Using actuarial judgment, forecasts of IBNR claims and claim expenses are determined and tested for validity. The Corporation strives for accuracy in its reserving structure and monitors its predictions against actual claims and claim expense emergence. The methods of making such estimates and for establishing the resulting liabilities are continually reviewed and updated. All adjustments to the reserve structure (which encompasses claims from up to 50 years ago) are included in current operating results.

The actuary relied upon by management in forming the basis of its belief as to the reasonableness of claim and claim expense liabilities is Lee R. Steeneck, FCAS, MAAA, Vice President and Actuary of General Re Corporation. In addition to the ongoing review by management, these liabilities are subject to independent review on a regular basis. The Corporation's independent public accountants use actuaries during their annual financial statement audit to review both current balance sheet liabilities and income statement provisions. In addition, the Audit Committee of the Board of Directors has periodically engaged the services of an actuarial consulting firm to compare the claim liabilities established by management with the estimates of an independent consulting actuary.

The table below provides a reconciliation of the beginning and ending claim and claim expense liability, net of reinsurance, for 1995, 1994 and 1993.

                                    TABLE 1

                          RECONCILIATION OF LIABILITY
                FOR PROPERTY/CASUALTY CLAIMS AND CLAIM EXPENSES
                                 (IN MILLIONS)

                                                                 1995        1994        1993
                                                                -------     -------     -------
Balance at January 1..........................................  $12,158     $ 8,452     $ 8,204
  Reinsurance recoverables on unpaid claims and claim
     expenses.................................................   (1,841)     (1,396)     (1,366)
                                                                -------     -------     -------
Net balance at January 1......................................   10,317       7,056       6,838
Incurred claims and claim expenses related to:
  Current year................................................    3,666       2,017       1,583
  Prior years.................................................       14         (36)        140
                                                                -------     -------     -------
Total incurred claims and claim expenses......................    3,680       1,981       1,723
Claim and claim expense payments related to:
  Current year................................................      773         423         214
  Prior years.................................................    1,584       1,206       1,291
                                                                -------     -------     -------
Total payments................................................    2,357       1,629       1,505
                                                                -------     -------     -------
Effect of foreign exchange....................................       97          --          --
                                                                -------     -------     -------
Net balance at December 31....................................   11,737       7,408       7,056
  Reinsurance recoverables on unpaid claims and claim
     expenses.................................................    2,515       1,615       1,396
Cologne Re unpaid claims and claim expenses (first included at
  December 31, 1994)..........................................       --       3,135          --
                                                                -------     -------     -------
Balance at December 31........................................  $14,252     $12,158     $ 8,452
                                                                =======     =======     =======

The Corporation discounts certain United States workers' compensation loss reserves at an interest rate of 4.5 percent per annum, the same rate used for reporting to state regulatory authorities with respect to the same claim liabilities. These claims are characterized by periodic indemnity payments principally for wage loss and medical/rehabilitation expenses which are generally fixed or determinable, both in amount and duration. The amortization of the discount is included in current operating results as part of the development of prior years' liabilities. The effect of discounting reduced liabilities for claims and claim expenses, net of reinsurance, is as follows:

                                    TABLE 2

                         RECONCILIATION OF DISCOUNTING
                  NET LIABILITY FOR CLAIMS AND CLAIM EXPENSES
                                 (IN MILLIONS)

                                                                    1995       1994       1993
                                                                   ------     ------     ------
Cumulative discount, beginning of the year.......................  $1,328     $1,319     $1,222
Additional discount for the year.................................     131         64        146
Amortization of discount.........................................     (53)       (55)       (49)
                                                                   ------     ------     ------
Cumulative discount, end of the year.............................  $1,406     $1,328     $1,319
                                                                   ======     ======     ======

Table 3 reconciles the difference between liabilities for claims and claim expenses, net of reinsurance, reported in the consolidated financial statements under GAAP with that reported in annual statements filed with state insurance regulators in accordance with SAP.

                                    TABLE 3

                GAAP TO SAP RECONCILIATION OF NET LIABILITY FOR
                           CLAIMS AND CLAIM EXPENSES
                                 (IN MILLIONS)

                                                                               DECEMBER 31, 1995
                                                                               -----------------
Consolidated GAAP basis:
  Gross......................................................................       $14,252
  Ceded......................................................................        (2,515)
                                                                                    -------
  Net........................................................................        11,737
Assumed loss portfolios......................................................          (450)
Net liability of international subsidiaries..................................        (4,352)
                                                                                    -------
United States liability reported on a SAP basis..............................       $ 6,935
                                                                                    =======

Table 4 presents the development of net balance sheet liabilities for the Corporation's United States property/casualty operations from 1985 through 1995. Table 5 presents the development of the gross balance sheet liability for the Corporation's United States property/casualty operations from 1992 through 1995. Reference is made to Exhibit 28, "Combined United States Property/Casualty Insurance Company Schedule P" for a more detailed review of SAP liabilities on an accident year basis.

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

The "Cumulative (Deficiency) Redundancy" represents the aggregate change in the initial estimates from the original balance sheet date through December 31, 1995. Annual changes in the estimates are included in current operating results each year as the liabilities are reevaluated. The deficiencies shown in the tables represent cumulative differences between the original estimate and the current balance sheet liabilities and therefore they should not be summed. The lower "triangle" of data shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year.

                                    TABLE 4

                           ANALYSIS OF UNITED STATES
                    NET CLAIMS AND CLAIM EXPENSE DEVELOPMENT
                                 (IN MILLIONS)

           YEAR ENDED
           DECEMBER 31              1985        1986        1987        1988       1989       1990       1991       1992       1993
---------------------------------  -------     -------     -------     ------     ------     ------     ------     ------     ------
Net liability for unpaid claims
  and claim expenses.............  $ 2,924     $ 4,043     $ 4,738     $5,217     $5,549     $5,842     $6,230     $6,635     $6,803
Net liability reestimated as of:
  1 year later...................    3,443       4,348       4,903      5,185      5,537      5,856      6,286      6,775      6,767
  2 years later..................    3,742       4,691       4,927      5,247      5,481      5,778      6,352      6,850      6,845
  3 years later..................    4,000       4,757       4,991      5,166      5,502      5,906      6,475      6,994
  4 years later..................    4,123       4,874       4,983      5,236      5,683      6,091      6,638
  5 years later..................    4,268       4,910       5,044      5,420      5,900      6,319
  6 years later..................    4,321       5,022       5,284      5,642      6,173
  7 years later..................    4,442       5,225       5,528      5,958
  8 years later..................    4,654       5,467       5,855
  9 years later..................    4,935       5,830
  10 years later.................    5,284
  Total cumulative (deficiency)
    redundancy*..................  $(2,360)    $(1,787)    $(1,117)    $ (741)    $ (624)    $ (477)    $ (408)    $ (359)    $ (42)
Cumulative amount of net
  liability paid through:
  1 year later...................  $   622     $   890     $   747     $  812     $  927     $  905     $1,044     $1,291    $1,207
  2 years later..................    1,229       1,385       1,354      1,436      1,584      1,613      1,955      2,195     2,063
  3 years later..................    1,614       1,877       1,846      1,903      2,115      2,332      2,570      2,850
  4 years later..................    1,980       2,267       2,209      2,320      2,689      2,769      3,072
  5 years later..................    2,280       2,565       2,546      2,814      3,025      3,184
  6 years later..................    2,503       2,842       2,965      3,085      3,362
  7 years later..................    2,724       3,207       3,203      3,375
  8 years later..................    2,965       3,413       3,472
  9 years later..................    3,146       3,659
  10 years later.................    3,363

           YEAR ENDED
           DECEMBER 31              1994       1995
---------------------------------  ------     -------
                                   <C
Net liability for unpaid claims
  and claim expenses.............  $7,029     $ 7,385
Net liability reestimated as of:
  1 year later...................   7,042
  2 years later..................
  3 years later..................
  4 years later..................
  5 years later..................
  6 years later..................
  7 years later..................
  8 years later..................
  9 years later..................
  10 years later.................
  Total cumulative (deficiency)
    redundancy*..................  $  (13)
Cumulative amount of net
  liability paid through:
  1 year later...................  $1,176
  2 years later..................
  3 years later..................
  4 years later..................
  5 years later..................
  6 years later..................
  7 years later..................
  8 years later..................
  9 years later..................
  10 years later.................

---------------
* The liability for workers' compensation tabular reserves for claims and claim expenses is discounted as discussed herein. Therefore, the liability reestimated for each year includes the effect of the discount and its amortization.

                                    TABLE 5

                           ANALYSIS OF UNITED STATES
                   GROSS CLAIMS AND CLAIM EXPENSE DEVELOPMENT
                                 (IN MILLIONS)

                                                                  YEAR ENDED DECEMBER 31
                                                          ---------------------------------------
                                                           1992       1993       1994       1995
                                                          ------     ------     ------     ------
Gross liability for unpaid claims and claim expenses....  $7,968     $8,122     $8,578     $9,356
Gross liability reestimated as of:
  1 year later..........................................   8,087      8,180      8,865
  2 years later.........................................   8,149      8,438
  3 years later.........................................   8,570
Total cumulative (deficiency) redundancy................    (602)      (316)      (287)       xxx
Cumulative amount of gross liability paid through:
  1 year later..........................................   1,620      1,351      1,502
  2 years later.........................................   2,641      2,419
  3 years later.........................................   3,432

A number of major trends occurred within the industry which have significantly affected the development of the Corporation's liabilities for claims and claim expenses displayed in Tables 4 and 5. Starting in 1979, the Corporation considerably strengthened the liability for claims and claim expenses for latent injury (e.g., asbestos-related) and environmental (e.g., hazardous waste) claims. When originally written, these exposures, some dating back to the 1940s, were not known to cause bodily harm or property damage. Coverage, if any, was provided to policyholders on a very limited basis. Liberal interpretations of very carefully worded insurance policy contract language have, in retrospect, created unanticipated liabilities for the property/casualty insurance industry. Adjustments to the Corporation's liabilities have been made in each year's current operating results since 1979 to reflect the evolution of case law which has widened the nature and extent of insurance and reinsurance coverage for these exposures.

In the mid 1980s, the Corporation also strengthened its reserves for reinsurance of medical malpractice liability insurance business written on the occurrence form. The crisis in medical malpractice insurance led the Corporation to eliminate occurrence coverage and solely reinsure on a claims made basis. Reinsurance of other classes of professional liability coverage is also generally written on a claims made basis. Patterns of reinsurance liability emergence for claims made coverages differ substantially from such patterns for occurrence coverages. Subsequent to the mid 1980's, reserve strengthening on environmental and latent injury claims and excess liability business for qualified self insurers, written on both an excess of specific loss and aggregate basis, has been partially offset by favorable development on reinsurance of liability business.

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

The Corporation purchases reinsurance, in both the United States and international markets, which provides protection from large property, liability or workers' compensation claims and allows the Corporation to offer greater capacity to clients for certain lines of business. The Corporation increased its capacity over time by retaining more risk and by purchasing additional reinsurance protection above its retentions. The Corporation has selected financially sound reinsurers and anticipates receiving the full amounts recoverable, net of allowances provided for uncollectible reinsurance recoverables.

Table 6 and Table 7 present the development of net and gross balance sheet liabilities for the Corporation's international property/casualty operations beginning in 1994. The accident-year information required to complete Table 6 and Table 7 for the Corporation's wholly owned international subsidiaries was not available in prior years. These liabilities, however, were not significant to the consolidated total in prior periods. Due to customary lags in underwriting activity reports from ceding companies in Europe, there may be correlated development of both premium and claims in the international operations and fluctuations due to currency movement. The effect of currency movements on these liabilities has been separately reported in these two tables below.

                                    TABLE 6

                           ANALYSIS OF INTERNATIONAL
                    NET CLAIMS AND CLAIM EXPENSE DEVELOPMENT
                                 (IN MILLIONS)

                                                                                YEAR ENDED
                                                                               DECEMBER 31,
                                                                             -----------------
                                                                              1994       1995
                                                                             ------     ------
Net liability for unpaid claims and claim expenses.........................  $3,447     $4,352
Net liability reestimated as of:
  1 year later.............................................................   3,545
Effect of foreign exchange.................................................      97
Total cumulative (deficiency) redundancy...................................      (1)
Cumulative amount of net liability paid through:
  1 year later.............................................................     408

                                    TABLE 7

                           ANALYSIS OF INTERNATIONAL
                   GROSS CLAIMS AND CLAIM EXPENSE DEVELOPMENT
                                 (IN MILLIONS)

                                                                                YEAR ENDED
                                                                               DECEMBER 31,
                                                                             -----------------
                                                                              1994       1995
                                                                             ------     ------
Gross liability for unpaid claims and claim expenses.......................  $3,753     $4,896
Gross liability reestimated as of:
  1 year later.............................................................   3,858
Effect of foreign exchange.................................................      97
Total cumulative (deficiency) redundancy...................................      (8)
Cumulative amount of gross liability paid through:
  1 year later.............................................................     565

In evaluating the information included in Tables 4 - 7, it should be noted that conditions and trends affecting the development of liabilities in the past may not occur in the future. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies based on these tables. Current actuarial studies indicate that liabilities for claims and claim expense as of December 31, 1995, net and gross of reinsurance, are adequate.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of General Re Corporation Stamford, Connecticut

We have audited the consolidated financial statements and schedules of General Re Corporation and subsidiaries listed in the index on page 26 of this Form 10-K. These financial statements and schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of General Re Corporation and subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND L.L.P.

New York, New York
February 6, 1996

                             GENERAL RE CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                            1995           1994           1993
                                                           ------         ------         ------
PREMIUMS AND OTHER REVENUES
Net premiums written
  Property/casualty..................................      $5,393         $3,001         $2,524
  Life/health........................................         709             --             --
                                                           -------        -------        -------
                                                              ---            ---            ---
Total net premiums written...........................      $6,102         $3,001         $2,524
                                                           ==========     ==========     ==========
Net premiums earned
  Property/casualty..................................      $5,141         $2,788         $2,446
  Life/health........................................         696             --             --
                                                           -------        -------        -------
                                                              ---            ---            ---
Total net premiums earned............................       5,837          2,788          2,446
Investment income....................................       1,017            749            755
Other revenues.......................................         292            234            200
Net realized gains on investments....................          64             66            159
                                                           -------        -------        -------
                                                              ---            ---            ---
          Total revenues.............................       7,210          3,837          3,560
                                                           -------        -------        -------
                                                              ---            ---            ---
EXPENSES
Claims and claim expenses............................       3,680          1,981          1,723
Life/health benefits.................................         505             --             --
Acquisition costs....................................       1,345            614            552
Other operating costs and expenses...................         563            448            400
                                                           -------        -------        -------
                                                              ---            ---            ---
          Total expenses.............................       6,093          3,043          2,675
                                                           -------        -------        -------
                                                              ---            ---            ---
          Income before income taxes,
            cumulative-effect adjustments and
            minority interest........................       1,117            794            885
Income tax expense (benefit):
  Current............................................         288            152            160
  Deferred...........................................         (41)           (23)            28
                                                           -------        -------        -------
                                                              ---            ---            ---
Income tax expense...................................         247            129            188
                                                           -------        -------        -------
                                                              ---            ---            ---
          Income before cumulative-effect adjustments
            and minority interest....................         870            665            697
Minority interest....................................          45             --             --
                                                           -------        -------        -------
                                                              ---            ---            ---
          Income before cumulative-effect
            adjustments..............................         825            665            697
Cumulative effect of accounting changes..............          --             --             14
                                                           -------        -------        -------
                                                              ---            ---            ---
          Net income.................................      $  825         $  665         $  711
                                                           ==========     ==========     ==========
SHARE DATA:
Income before cumulative-effect adjustments..........      $ 9.92         $ 7.97         $ 8.11
Cumulative effect of accounting changes..............          --             --            .17
                                                           -------        -------        -------
                                                              ---            ---            ---
Net income per common share..........................      $ 9.92         $ 7.97         $ 8.28
                                                           ==========     ==========     ==========
Dividends per share to common stockholders...........      $ 1.96         $ 1.92         $ 1.88
Average common shares outstanding....................      82,085,315     82,071,651     84,542,686

  The accompanying notes are an integral part of these consolidated financial statements.

                             GENERAL RE CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                            1995        1994
                                                                           -------     -------
                                            ASSETS
INVESTMENTS:
  Fixed maturities:
     Held-to-maturity (fair value: $1,971 in 1994).......................       --     $ 1,900
     Available-for-sale (cost: $14,108 in 1995; $10,840 in 1994).........  $14,987      10,717
     Trading (cost: $2,316 in 1995; $1,579 in 1994)......................    2,317       1,557
  Equity securities, at fair value (cost: $2,597 in 1995; $2,318 in
     1994)...............................................................    3,944       2,977
  Short-term investments, at amortized cost which approximates fair
     value...............................................................    1,449       1,032
  Other invested assets..................................................      797         715
                                                                           -------     -------
  Total investments......................................................   23,494      18,898
                                                                           -------     -------
Cash.....................................................................      258         242
Accrued investment income................................................      390         272
Accounts receivable......................................................    2,368       1,421
Funds held by reinsured companies........................................    2,180       1,942
Reinsurance recoverable..................................................    2,794       2,067
Deferred acquisition costs...............................................      434         324
Securities purchased under agreements to resell..........................       66         813
Trading account assets...................................................    2,434       1,928
Other assets.............................................................    1,528       1,690
                                                                           -------     -------
          Total assets...................................................  $35,946     $29,597
                                                                           =======     =======
                                         LIABILITIES
Claims and claim expenses................................................  $14,252     $12,158
Policy benefits for life/health contracts................................    2,263       1,960
Unearned premiums........................................................    1,913       1,642
Other reinsurance balances...............................................    3,056       2,318
Notes payable and commercial paper.......................................      155         188
Income taxes.............................................................      634         196
Securities sold under agreements to repurchase...........................    1,263         938
Securities sold but not yet purchased....................................      614         927
Trading account liabilities..............................................    2,627       2,320
Other liabilities........................................................    1,357       1,046
Minority interest........................................................    1,224       1,044
                                                                           -------     -------
          Total liabilities..............................................   29,358      24,737
                                                                           -------     -------
Cumulative convertible preferred stock (shares issued 1,724,037 in 1995
  and 1,734,717 in 1994; no par value)...................................      147         148
Loan to employee savings and stock ownership plan........................     (146)       (147)
                                                                           -------     -------
                                                                                 1           1
                                                                           -------     -------
                                 COMMON STOCKHOLDERS' EQUITY
Common stock (102,827,344 shares issued in 1995 and 1994; par value
  $.50)..................................................................       51          51
Paid-in capital..........................................................      635         604
Unrealized appreciation of investments, net of deferred income taxes.....    1,468         421
Currency translation adjustments, net of deferred income taxes...........      (11)        (20)
Retained earnings........................................................    5,986       5,330
Less common stock in treasury, at cost (shares held: 20,714,069 in 1995
  and 20,955,202 in 1994)................................................   (1,542)     (1,527)
                                                                           -------     -------
          Total common stockholders' equity..............................    6,587       4,859
                                                                           -------     -------
          Total liabilities, cumulative convertible preferred stock and
            common stockholders' equity..................................  $35,946     $29,597
                                                                           =======     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                             GENERAL RE CORPORATION

             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
                                 (IN MILLIONS)

                                                                 1995        1994        1993
                                                                -------     -------     -------
COMMON STOCK:
  Beginning of year...........................................  $    51     $    51     $    51
  Change for the year.........................................       --          --          --
                                                                -------     -------     -------
     End of year..............................................       51          51          51
                                                                -------     -------     -------
PAID-IN CAPITAL:
  Beginning of year...........................................      604         596         589
  Stock issued under stock option and other incentive
     arrangements.............................................       24           6           5
  Other.......................................................        7           2           2
                                                                -------     -------     -------
     End of year..............................................      635         604         596
                                                                -------     -------     -------
UNREALIZED APPRECIATION OF INVESTMENTS, NET OF DEFERRED INCOME
  TAXES:
  Beginning of year...........................................      421         651         517
  Cumulative effect of accounting change (FAS 115), net of
     deferred income taxes of $201 million....................       --         373          --
  Change for the year.........................................    1,641        (942)        203
  Deferred income taxes.......................................     (594)        339         (69)
                                                                -------     -------     -------
     End of year..............................................    1,468         421         651
                                                                -------     -------     -------
CURRENCY TRANSLATION ADJUSTMENTS, NET OF DEFERRED INCOME
  TAXES:
  Beginning of year...........................................      (20)        (42)        (19)
  Change for the year.........................................        9          22         (23)
                                                                -------     -------     -------
     End of year..............................................      (11)        (20)        (42)
                                                                -------     -------     -------
RETAINED EARNINGS:
  Beginning of year...........................................    5,330       4,830       4,285
  Net income..................................................      825         665         711
  Dividends paid on common stock..............................     (161)       (157)       (159)
  Dividends paid on preferred stock, net of income taxes......       (8)         (8)         (7)
                                                                -------     -------     -------
     End of year..............................................    5,986       5,330       4,830
                                                                -------     -------     -------
COMMON STOCK IN TREASURY:
  Beginning of year...........................................   (1,527)     (1,325)     (1,196)
  Cost of shares acquired during year.........................      (35)       (207)       (134)
  Issued under stock option and other incentive
     arrangements.............................................       20           5           5
                                                                -------     -------     -------
     End of year..............................................   (1,542)     (1,527)     (1,325)
                                                                -------     -------     -------
          Total common stockholders' equity...................  $ 6,587     $ 4,859     $ 4,761
                                                                =======     =======     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                             GENERAL RE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                 (IN MILLIONS)

                                                                 1995        1994        1993
                                                                -------     -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..................................................  $   825     $   665     $   711
  Cumulative effect of accounting changes.....................       --          --         (14)
  Adjustments to reconcile net income to net cash provided by operating activities:
     Change in claim and claim expense liabilities............    1,462         571         248
     Change in policy benefits for life/health contracts......      174          --          --
     Change in reinsurance recoverable........................     (305)       (220)        (30)
     Change in unearned premiums..............................      188         261           4
     Amortization of acquisition costs........................    1,345         614         552
     Acquisition costs deferred...............................   (1,470)       (672)       (559)
     Trading account activities
       Change in trading account securities...................   (1,602)      1,232      (1,126)
       Securities purchased under agreements to resell........      747        (681)       (439)
       Securities sold under agreements to repurchase.........      325        (628)      1,597
       Change in other trading balances.......................      586          26        (117)
     Other changes in assets and liabilities..................     (622)        (16)        217
     Realized gains on investments............................      (64)        (66)       (159)
                                                                --------    --------    --------
          Net cash from operating activities..................    1,589       1,086         885
                                                                --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Fixed maturities: held-to-maturity
     Purchases................................................       --         (40)        (66)
     Calls and maturities.....................................       --         296         395
     Sales....................................................       --          --          --
  Fixed maturities: available-for-sale
     Purchases................................................   (5,771)     (4,375)     (4,020)
     Calls and maturities.....................................      811         267         624
     Sales....................................................    3,839       4,042       2,495
  Equity securities
     Purchases................................................     (902)       (999)     (1,372)
     Sales....................................................      723         978       1,014
  Net purchases of other invested assets......................     (101)        (61)       (168)
  Net (purchases) sales of short-term investments.............     (231)       (124)        184
  Net purchase of shares in GR-CK.............................       --        (582)         --
  Cash obtained on purchase of GR-CK..........................       --         153          --
                                                                --------    --------    --------
          Net cash used in investing activities...............   (1,632)       (445)       (914)
                                                                --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of notes payable.................................       --         (21)         (6)
  Commercial paper borrowing (repayment), net.................      (31)       (230)        251
  Change in contract deposits.................................      147         171          98
  Cash dividends paid to stockholders: Common.................     (161)       (157)       (159)
                                        Preferred.............      (11)        (11)        (11)
  Acquisition of treasury stock...............................      (30)       (222)       (134)
  Other.......................................................      145          11           9
                                                                --------    --------    --------
          Net cash from (used in) financing activities........       59        (459)         48
                                                                --------    --------    --------
Change in cash................................................       16         182          19
Cash, beginning of year.......................................      242          60          41
                                                                --------    --------    --------
Cash, end of year.............................................  $   258     $   242     $    60
                                                                ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             GENERAL RE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION: General Re Corporation and Subsidiaries (the "Corporation") is a global reinsurance and financial services company. The Corporation operates in four principal business segments: United States property/casualty reinsurance, international property/casualty reinsurance, life/health reinsurance and financial services. The Corporation is the largest professional property/casualty reinsurer domiciled in the United States and is among the four largest in the world.

The Corporation's United States property/casualty subsidiaries produced revenues of $3,641 million, or 50.5 percent, of consolidated revenues in 1995. The principal business of these subsidiaries is treaty and facultative reinsurance underwritten on a direct basis throughout the United States and Canada. The Corporation predominately writes excess-of-loss reinsurance across various lines of business.

The Corporation's international property/casualty operations produced revenues of $2,573 million, or 35.7 percent, of consolidated revenues in 1995. With the consolidation of the results of Kolnische Ruckversicherungs-Gesellschaft AG ("Cologne Re") in 1995, international property/casualty premium now accounts for a significantly greater portion of the Corporation's revenues. The Corporation's international business in 1995 was primarily conducted through operations based in Germany, the United Kingdom, Switzerland, Ireland, Australia, and Argentina.

The Corporation's life/health reinsurance operations produced revenues of $742 million, or 10.3 percent, of the consolidated total in 1995. These operations include the United States and international life/health reinsurance operations of Cologne Re.

The Corporation's financial services operations include derivative products, insurance brokerage and management, investment management, reinsurance brokerage and real estate management operations. Through its subsidiary, General Re Financial Products Corporation ("GRFP"), a dealer in derivative products, the Corporation offers a full line of interest rate and cross-currency swaps, options, and other derivative products in all major currencies from offices or affiliates in New York, Toronto, London and Tokyo. The financial services operations produced $254 million, or 3.5 percent, of the Corporation's 1995 revenues.

The following are the significant accounting policies and practices of the
Corporation:

BASIS OF PRESENTATION: The Corporation's consolidated financial statements have been prepared on the basis of generally accepted accounting principles in the United States. The consolidated financial statements include the Corporation and its subsidiaries. All significant intercompany transactions have been eliminated. International property/casualty and life/health subsidiaries report their results on a quarter lag. In 1995, all of GRFP's trading-related cash flows have been classified as operating in the statement of cash flows. Certain other reclassifications have been made to 1994 and 1993 balances to conform to the 1995 presentation.

INVESTMENTS: Fixed maturity securities that the Corporation has both the ability and intent to hold to maturity are classified as held-to-maturity and carried at amortized cost. Fixed maturity securities that the Corporation may sell prior to maturity in response to changes in market interest rates, changes in liquidity needs, or other factors and equity securities are classified as available-for-sale and carried at fair value, with unrealized gains and losses, net of deferred income taxes, excluded from income and reported in a separate component of common stockholders' equity. Fixed maturity securities that are held for resale are classified as trading and carried at fair value, with unrealized gains and losses included in income. During the fourth quarter of 1995, the Corporation reassessed its categorization of fixed maturities in response to recent additional classification guidance issued by the Financial Accounting Standards Board. At December 31, 1995, all fixed maturity securities of the Corporation have been categorized as either available-for-sale or trading. Most of the securities transferred to the available-for-sale category were tax-exempt securities grandfathered under the Tax Reform Act of 1986 that the Corporation anticipates being called within the near future. The

                             GENERAL RE CORPORATION
recategorization of these securities had no effect on net income and increased common stockholders' equity by $53 million.

Realized gains or losses on sales of investments are primarily determined on the basis of identified cost and include adjustments to the net realizable value of investments for declines in value that are considered to be other than temporary. Realized gains or losses include gains and losses arising from the translation into United States dollars of investments held by the United States operations and denominated in foreign currencies. Investment income is recognized as earned and includes the amortization of bond discount and accretion of bond premium.

Included in other invested assets are investments in reinsurance joint ventures, limited partnerships and real estate. Reinsurance ventures reported under the equity method are carried at initial cost with adjustment after acquisition for the Corporation's proportionate share of the venture's earnings. The amount of the adjustment is included in income. Limited partnership investments are carried at estimated fair value. Real estate is valued at cost and depreciated over its estimated useful life.

PROPERTY/CASUALTY OPERATIONS

     PREMIUMS EARNED: Premiums are recognized in income over the contract period in proportion to the amount of insurance or reinsurance provided. Unearned premium liabilities are established to cover the unexpired portion of premiums written. Such liabilities are computed by pro rata methods based on statistical data and reports received from ceding companies. In the absence of ceding company reports, premiums are estimated using historical information and management judgment. Premium adjustments on contracts and audit premiums are accrued on an estimated basis throughout the contract term. Premiums are net of retrocessions.

     ACQUISITION COSTS: Acquisition costs, consisting principally of commissions and brokerage expenses incurred at contract issuance, are deferred and amortized over the contract period in which the related premiums are earned, generally one year. Deferred acquisition costs are reviewed to determine that they do not exceed recoverable amounts, after considering investment income.

     CLAIMS AND CLAIM EXPENSES: The liability for claims and claim expenses is based on reports and individual case estimates received from ceding companies. The liability also includes incurred but not reported claims and claim expenses, which are actuarially estimated based on past experience and are reduced by anticipated salvage and subrogation recoverable. The methods of determining such estimates and establishing the related liabilities are regularly reviewed and updated, and any resulting adjustments are included in income currently. Reinsurance recoveries on unpaid claims and claim expenses, net of uncollectible amounts, are recognized as assets at the same time and in a manner consistent with the Corporation's method for establishing the related liability. Workers' compensation liabilities, after deduction of reinsurance recoverable for unpaid losses, were $1,244 million and $1,186 million at December 31, 1995 and 1994, respectively, after being discounted at an interest rate of 4.5 percent.

LIFE/HEALTH OPERATIONS

     PREMIUMS EARNED: Premiums for life contracts are recognized in income when due. Premiums for health contracts are earned over the contract period in proportion to the amount of insurance or reinsurance provided. Unearned premium liabilities are established to cover the unexpired portion of health premiums written. Premiums are reported net of retrocessions.

     ACQUISITION COSTS: Acquisition costs, principally commissions that vary with and are primarily related to the acquisition of new business, are deferred and amortized with interest over the premium-paying period of traditional life and health insurance policies.

                             GENERAL RE CORPORATION

     POLICY BENEFITS FOR LIFE/HEALTH CONTRACTS: The liability for policy benefits for life contracts has been computed based upon assumed investment yields and mortality and withdrawal rates anticipated at the later of either the acquisition of Cologne Re or at the date of contract issuance. These assumptions include a margin for adverse deviation and vary with the characteristics of the reinsurance contract's date of issuance, policy duration and country of risk. The interest rate assumptions used vary by country ranging principally from 3.0 percent to 7.0 percent. Appropriate provisions for profit-sharing commissions to ceding companies have been recorded.

     PRESENT VALUE OF FUTURE PROFITS: The present value of future profits ("PVP") is the actuarially determined present value of the projected profits from the continuation of in-force reinsurance on existing insurance policies on the date Cologne Re was acquired. The calculation of the estimated profits includes anticipated future premiums, death and benefit payments, reserve changes, profit sharing amounts, expenses and related investment income. PVP was determined using risk-adjusted discount rates ranging primarily from 10.0 percent through 16.0 percent. The interest rates selected for the valuation were determined based on the applicable interest rates in the country of risk and the risk inherent in the realization of the estimated future profits. PVP, which is included in "Other assets" on the balance sheet, was $125 million at December 31, 1995 and is being amortized over the duration of the related life business, approximately 20 years, based upon the assumed underlying profits of the business acquired using a 7.0 percent interest rate.

FUNDS HELD BY REINSURED COMPANIES: Funds held by reinsured companies represent ceded premium retained by the ceding company for a period according to contractual terms. The Corporation generally earns investment income on these balances during the period funds are held. Funds held assets specifically related to life/health benefits were $1,682 million and $1,482 million at December 31, 1995 and 1994, respectively.

GOODWILL: The Corporation amortizes on a straight-line basis goodwill recorded in connection with its business combinations. Included in "Other assets" was goodwill of $495 million and $509 million at December 31, 1995 and 1994, respectively, which was principally related to the Cologne Re joint venture. The Corporation's goodwill is amortized over the lesser of the expected life of the related operations acquired or 40 years. The amount of goodwill reported for the Cologne Re transaction will fluctuate based on changes in the value of the German mark (functional currency) to the United States dollar (reporting currency) during the period.

DEFERRED INCOME TAXES: Deferred income taxes have been provided for all temporary differences between the bases of assets and liabilities used in the financial statements and the Corporation's United States and foreign tax returns. Deferred income taxes are also provided for unrealized appreciation (depreciation) of equity securities and certain fixed maturities, and for foreign currency translation gains or losses by a charge or credit directly to the applicable component of common stockholders' equity.

FOREIGN CURRENCY TRANSLATION: Revenues and expenses in foreign currencies are translated at the average rate of exchange during the period. Assets and liabilities are translated at the rate of exchange in effect at the close of the period. Gains or losses resulting from translating foreign currency financial statements are accumulated in a separate component of common stockholders' equity. Gains or losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity's functional currency) are included in net income.

DEPOSITS: Reinsurance contracts that do not indemnify the ceding company against loss or liability are recorded as deposits and included in "Other reinsurance balances." These deposits are treated as financing transactions and are credited or charged with interest income or expense according to contract terms.

ALLOWANCE FOR DOUBTFUL ACCOUNTS: Allowances are provided for uncollectible reinsurance recoverables and other doubtful receivables. The allowance is recorded as a valuation account and reduces the corresponding asset. The allowance was $135 million and $121 million at December 31, 1995 and 1994, respectively.

                             GENERAL RE CORPORATION

FINANCIAL SERVICES: GRFP's derivative contracts are carried at estimated fair value which is determined using financial models which incorporate current interest rates, currency rates, and security values. Securities owned, securities sold but not yet purchased and futures contracts are carried at fair value. Realized and unrealized gains or losses from selling or valuing securities and contractual commitments at fair value are included in "Other revenues." Included in the balance sheet captions, trading account assets and liabilities, are the unrealized gains and losses on interest rate and currency swaps, forward currency commitments and option products. These estimated unrealized gains and losses, which have been included in income, represent the fair value of estimated future cash flows for these transactions. Purchases of securities under agreements to resell and sales of securities under agreements to repurchase are accounted for as collateralized investing and financing transactions and are recorded at their contractual resale or repurchase amounts, plus accrued interest.

ACCOUNTING ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The Corporation's principal estimates include property/casualty claims and claim expenses, policy benefits for life/health contracts, estimated premium for situations where the Corporation has not received ceding company reports and nonexchange traded financial instruments. The Corporation utilizes historical information, actuarial analyses, financial modeling and other analytical techniques to prepare these estimates. Actual results for all these items could differ from the estimates included in the Corporation's income statement, balance sheet and statement of cash flows.

EARNINGS PER SHARE: Earnings per common share were based on earnings, less preferred dividends, divided by the weighted average common shares outstanding during each year.

2. ACCOUNTING CHANGES

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. The Statement establishes financial accounting and reporting standards for stock-based employee compensation plans. The Statement defines a fair-value based method of accounting for stock option plans whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. Under the new Statement, companies may continue to measure compensation cost of stock-based plans using the current accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Companies electing to remain with the accounting in Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair-value based method of accounting defined in the Statement were applied. The Statement is effective in 1996. The Corporation intends to continue its current method of accounting for stock-based compensation plans. Therefore, the adoption of the Statement will have no effect on the Corporation's results from operations, financial position or cash flows.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The Statement established accounting standards for the determination of impairment of long-lived assets, certain identifiable intangibles and goodwill. The Statement requires that long-lived assets and intangibles be reviewed for impairment using an estimate of future undiscounted cash flows compared to the carrying amount of the assets. The Statement is effective in 1996. It is anticipated the adoption of the Statement will have no material impact on the results from operations, financial position or cash flows of the Corporation.

Effective January 1, 1994, the Corporation adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. The after-tax effect of Statement No. 115 decreased common stockholders' equity by $81 million at December 31, 1994. The Statement's adoption had

                             GENERAL RE CORPORATION
no effect on the Corporation's results from operations. See Note 1 for additional details on the Corporation's investment accounting policies.

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

3. REINSURANCE VENTURES

Cologne Re

On December 28, 1994, the Corporation and Colonia Konzern AG ("Colonia") formed a new company that acquired 75 percent of the ordinary shares and approximately 30 percent of the preference shares of Cologne Re, which collectively represents a 66.3 percent economic interest in Cologne Re. In exchange for its Cologne Re shares, Colonia, for itself and as trustee for Nordstern Allgemeine Versicherungs AG (collectively, "CKAG"), received 100 percent of the Class A shares of the new company, General Re-CKAG Reinsurance and Investment S.a r.1. ("GR-CK"). The Corporation initially contributed $884 million (DM 1,377 million) to GR-CK in exchange for 100 percent of the Class B shares of GR-CK. On December 30, 1994, GR-CK paid $302 million (DM 475 million) to the Corporation in exchange for notes in the principal amount of DM 475 million. The notes pay interest of 8.0 percent annually to GR-CK and are due on December 30, 2004. The intercompany notes have been eliminated in consolidation. The funds invested in GR-CK are subject to certain restrictions according to the joint venture agreement.

The Class A shares have 49.9 percent of the votes of GR-CK and are entitled to an annual Class A dividend, which is based on a formula and is subject to a minimum of approximately DM 36 million, while the Class B shares have 50.1 percent of the votes of GR-CK and are entitled to the earnings of GR-CK in excess of the Class A dividend. The Corporation will also receive an annual Class B cash dividend of 50.1 percent of GR-CK's distributable income, as defined in the joint-venture agreement. The dividend related to 1995 on the Class A and B shares will be paid in 1996.

The Corporation has an option after seven years to purchase the Class A shares of GR-CK owned by the CKAG at a formula price. The option has a minimum exercise price of DM 1,306 million and a maximum of DM 1,509 million, subject to certain warranty adjustments that may reduce the exercise price. If the Corporation does not exercise its option to purchase the Class A shares of GR-CK from CKAG, CKAG has the option to purchase the Class B shares of GR-CK from the Corporation under a similar exercise price formula.

The acquisition of the shares of Cologne Re through GR-CK has been accounted for as a purchase. The Corporation has consolidated GR-CK and Cologne Re in its financial statements and recorded as minority interests the share of CKAG in GR-CK and of the other stockholders in Cologne Re. The assets and liabilities of Cologne Re were included in the Corporation's balance sheet at December 31, 1994 at management's then best estimate of their fair values. The final evaluation of assets and liabilities was completed during 1995. The cost of the initial acquisition has been allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed at the time of the transactions, with the excess of cost over net assets acquired recorded as goodwill.

During the second quarter of 1995, Cologne Re completed a rights offering that raised DM 437 million ($317 million at the June 30, 1995 exchange rate), which increased its capital under United States generally accepted accounting principles by 62.9 percent over the amount at December 31, 1994. In connection with Cologne Re's rights offering, GR-CK subscribed for its pro rata share, approximately DM 297 million ($215

                             GENERAL RE CORPORATION
million at the June 30, 1995 exchange rate), of the offering. In addition to its ownership in Cologne Re through GR-CK, the Corporation purchased for its own account an additional 6.9 percent of the ordinary and preference shares of Cologne Re during 1995 for aggregate consideration of $68 million, which increased the Corporation's consolidated economic interest in Cologne Re to 73.2 percent. The purchase of Cologne Re shares during 1995 was accounted for as a step acquisition. Under the step acquisition method of accounting, the fair value of assets and liabilities are recorded at each acquisition date with the excess of cost over fair value recorded as incremental goodwill.

The following unaudited, pro forma information was prepared assuming the transaction with Cologne Re had occurred as of the beginning of the periods presented. These results were prepared for informational purposes and do not purport to be the actual results of the entities, had they been combined at that time. The pro forma information includes all significant adjustments to the historical results which were directly attributable to the transaction and were expected to have a continuing effect on the Corporation.

                                                                  YEARS ENDED DECEMBER 31
                                                        -------------------------------------------
                                                               1994                    1993
                                                        -------------------     -------------------
                                                           AS         PRO          AS         PRO
                                                        REPORTED     FORMA      REPORTED     FORMA
                                                        --------     ------     --------     ------
                                                        (IN MILLIONS, EXCEPT PER SHARE INFORMATION)
Revenues..............................................    3,837      $6,658       3,560      $6,236
After-tax income before cumulative-effect
  adjustments.........................................      665         694         697         720
Per common share......................................     7.97        8.32        8.11        8.39

Engineering Insurance Group

On December 30, 1994, General Reinsurance Corporation ("GRC") exchanged its 50.0 percent partnership interest in Engineering Insurance Group ("EIG"), a machinery breakdown insurer, for nonvoting preferred stock in EIG having a value of $20 million. The preferred stock pays dividends at a rate of 6.5 percent per annum.

Signet Star Holdings

In 1993, the Corporation entered into a joint venture with W.R. Berkley Corporation ("Berkley") to form Signet Star Holdings, Inc. ("SSH"), which acquired the common stock of North Star Reinsurance Corporation ("North Star"), a wholly owned subsidiary of the Corporation, and Signet Reinsurance Company, a wholly owned subsidiary of Berkley. Under the agreement, the Corporation acquired shares representing 40.0 percent of the equity interest of SSH, $36 million of 6.96 percent convertible debt due in January 2003 and $40 million of
9.8 percent senior debt due in January 2000. The Corporation accounted for its interest in SSH under the equity method. In November 1993, SSH called the senior debt at par plus accrued interest. The Corporation, through its wholly owned subsidiary, GRC, has retained the net claim and claim expense liability of North Star for all reinsurance contracts underwritten by North Star prior to January 1, 1993. These claim and claim expense liabilities are currently in runoff and did not have a material effect on the Corporation's results from operations or financial position during 1995.

In December 1995, the Corporation sold its 40.0 percent interest in SSH to Berkley in exchange for 458,667 shares of Series B cumulative redeemable preferred stock of Berkley having an aggregate liquidation preference of $69 million. The preferred stock has a dividend rate that increases quarterly to 6.0 percent during the first twelve months after issuance. Thereafter, the rate is subject to readjustment based on the then current market interest rate. Prior to this transaction, the Corporation purchased the common stock of North Star from SSH for its then current statutory surplus of $10 million. In addition, the $36 million SSH convertible debt was redeemed at par plus accrued interest and replaced with a $36 million subordinated note of SSH,

                             GENERAL RE CORPORATION
maturing on July 1, 2003, bearing an interest rate of 6.5 percent for which the principal and interest are guaranteed by Berkley.

Tempest Reinsurance Company Limited

In September 1993, the Corporation acted as sponsor in the formation of Tempest Reinsurance Company Limited ("Tempest"), a Bermuda-based reinsurance company specializing in excess property catastrophe reinsurance. The Corporation accounted for its 20.7 percent interest in Tempest of $143 million and $112 million at December 31, 1995 and 1994, respectively, under the equity method. The Corporation provides underwriting and investment management services for Tempest.

Tempest is negotiating an exchange of shares of Tempest for shares in ACE Limited, a Bermuda insurer. The transaction would be subject to approval by both companies' Boards of Directors and shareholders. If the transaction is consummated, the Corporation would sell back to Tempest its 20.7 percent interest in Tempest for cash consideration. In addition, the underwriting services provided to Tempest by the Corporation would be terminated. The financial effect of this transaction would be recorded in 1996.

4. STATUTORY FINANCIAL INFORMATION

The Corporation's United States reinsurance and insurance subsidiaries file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by insurance regulators. Statutory accounting differs from generally accepted accounting principles in the reporting of certain reinsurance contracts, investments, subsidiaries, acquisition expenses, furniture and equipment, deferred income taxes and certain other items. Combined statutory surplus at December 31, 1995 and 1994 was $4,607 million and $3,770 million, respectively, and combined statutory net income for the years ended December 31, 1995, 1994 and 1993 was $621 million, $511 million and $655 million, respectively.

The Corporation's subsidiaries prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by their domiciliary state's insurance department. Prescribed accounting practices include a variety of publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed that have been permitted by the insurance department of the insurer's domiciliary state. As discussed in Note 1, the Corporation discounts certain workers' compensation liabilities at an annual rate of 4.5 percent. Included in the discount recognized for statutory purposes at December 31, 1995 was $483 million resulting from discounting permitted by the domiciliary insurance department.

The Corporation's international subsidiaries prepare statutory financial statements based on local laws and regulations. Some jurisdictions, such as the United Kingdom, impose complex regulatory requirements on reinsurance companies, while other jurisdictions, such as Germany, impose fewer requirements. Local reinsurance business conducted by the Corporation's subsidiaries in some countries require licenses issued by governmental authorities. These licenses may be subject to modification or revocation dependent on such factors as amount and types of reserves and minimum capital and solvency tests. Jurisdictions may impose fines, censure and/or criminal sanctions for violation of regulatory requirements.

                             GENERAL RE CORPORATION

5. INVESTMENTS

The cost, fair value and gross unrealized appreciation and depreciation of short-term, fixed maturity, equity and other investments were as follows:

                                                                   DECEMBER 31, 1995
                                                 -----------------------------------------------------
                                                                GROSS            GROSS
                                                              UNREALIZED       UNREALIZED       FAIR
                                                  COST1      APPRECIATION     DEPRECIATION      VALUE
                                                 -------     ------------     ------------     -------
                                                                     (IN MILLIONS)
SHORT-TERM INVESTMENTS.........................  $ 1,449            --              --         $ 1,449
FIXED MATURITIES -- AVAILABLE-FOR-SALE
  U.S. Government..............................    1,354        $   83            $  3           1,434
  German federal and state governments.........      857            52              --             909
  Tax exempt...................................    6,665           521               2           7,184
  Corporate....................................    2,556           133               5           2,684
  Mortgage-backed..............................      598            28              --             626
  Asset-backed.................................      108             5              --             113
  Non United States............................    1,970            74               7           2,037
                                                 -------        ------             ---         -------
     Total fixed
       maturities -- available-for-sale........   14,108           896              17          14,987
                                                 -------        ------             ---         -------
FIXED MATURITIES -- TRADING
  U.S. Government..............................      730             8              --             738
  Non United States............................    1,586            35              42           1,579
                                                 -------        ------             ---         -------
     Total fixed maturities -- trading.........    2,316            43              42           2,317
                                                 -------        ------             ---         -------
EQUITIES.......................................    2,597         1,365              18           3,944
OTHER INVESTED ASSETS..........................      733            65               1             797
                                                 -------        ------             ---         -------
          Total................................  $21,203        $2,369            $ 78         $23,494
                                                 =======        ======             ===         =======

---------------

1 Cost is amortized cost for short-term investments and fixed maturities and original cost for equity securities and other invested assets.

                             GENERAL RE CORPORATION

                                                                   DECEMBER 31, 1994
                                                 -----------------------------------------------------
                                                                GROSS            GROSS
                                                              UNREALIZED       UNREALIZED       FAIR
                                                  COST1      APPRECIATION     DEPRECIATION      VALUE
                                                 -------     ------------     ------------     -------
                                                                     (IN MILLIONS)
SHORT-TERM INVESTMENTS.........................  $ 1,032            --              --         $ 1,032
FIXED MATURITIES -- HELD-TO-MATURITY
  U.S. Government..............................        3            --              --               3
  German federal and state governments.........       14            --              --              14
  Tax exempt...................................    1,432        $   80            $  5           1,507
  Corporate....................................      160            --              --             160
  Non United States............................      291             2               6             287
                                                 -------        ------            ----         -------
     Total fixed
       maturities -- held-to-maturity..........    1,900            82              11           1,971
                                                 -------        ------            ----         -------
FIXED MATURITIES -- AVAILABLE-FOR-SALE
  U.S. Government..............................    1,214            --              25           1,189
  German federal and state governments.........      552            --              --             552
  Tax exempt...................................    3,814           109             131           3,792
  Corporate....................................    2,210            10              42           2,178
  Mortgage-backed..............................      647             2              20             629
  Asset-backed.................................      253            --               9             244
  Non United States............................    2,150            --              17           2,133
                                                 -------        ------            ----         -------
     Total fixed
       maturities -- available-for-sale........   10,840           121             244          10,717
                                                 -------        ------            ----         -------
FIXED MATURITIES -- TRADING
  U.S. Government..............................      511            --               1             510
  Non United States............................    1,068             1              22           1,047
                                                 -------        ------            ----         -------
     Total fixed maturities -- trading.........    1,579             1              23           1,557
                                                 -------        ------            ----         -------
EQUITIES.......................................    2,318           719              60           2,977
OTHER INVESTED ASSETS..........................      642            92              19             715
                                                 -------        ------            ----         -------
          Total................................  $18,311        $1,015            $357         $18,969
                                                 =======        ======            ====         =======

---------------
1 Cost is amortized cost for short-term investments and fixed maturities and original cost for equity securities and other invested assets.

Gross gains of $117 million, $57 million and $120 million and gross losses of $73 million, $120 million and $22 million were realized on sales of available-for-sale fixed maturities in 1995, 1994 and 1993, respectively. The contractual maturities of fixed maturity investments are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay certain obligations.

                             GENERAL RE CORPORATION

                                                                        DECEMBER 31, 1995
                                                                       AVAILABLE-FOR-SALE
                                                                      ---------------------
                                                                      AMORTIZED      FAIR
                                                                        COST         VALUE
                                                                      ---------     -------
                                                                          (IN MILLIONS)
    Due in one year or less.........................................   $   642      $   667
    Due after one year through five years...........................     3,432        3,586
    Due after five years through ten years..........................     4,206        4,477
    Due after ten years.............................................     5,122        5,518
    Mortgage and asset-backed.......................................       706          739
                                                                       -------      -------
    Total...........................................................   $14,108      $14,987
                                                                       =======      =======

Realized gains or losses recognized in income for fixed maturities and equity securities were as follows:

                                                                      YEARS ENDED DECEMBER
                                                                               31
                                                                      --------------------
                                                                      1995    1994     1993
                                                                      ---     ----     ---
                                                                         (IN MILLIONS)
    Fixed maturities................................................  $44     $(63)    $98
    Equity securities...............................................   20      129      61
                                                                      ---     ----     ---
    Total realized gains............................................   64       66     159
    Income taxes....................................................   25       22      66
                                                                      ---     ----     ---
    Realized gains on investments, after income taxes...............  $39     $ 44     $93
                                                                      ===     ====     ===

Dividend, interest and other investment income was as follows:

                                                                  YEARS ENDED DECEMBER 31
                                                                  ------------------------
                                                                   1995      1994     1993
                                                                  ------     ----     ----
                                                                       (IN MILLIONS)
    Fixed maturities............................................  $  850     $648     $658
    Equity securities...........................................     111       75       76
    Short-term investments......................................      62       35       22
    Miscellaneous, net..........................................      26        8       12
                                                                  ------     ----     ----
    Total investment income.....................................   1,049      766      768
    Investment expenses.........................................     (32)     (17)     (13)
                                                                  ------     ----     ----
    Investment income...........................................  $1,017     $749     $755
                                                                  ======     ====     ====

Securities with a market value of approximately $635 million at December 31, 1995 were on deposit with various state or governmental departments to comply with insurance laws.

                             GENERAL RE CORPORATION

6. CLAIMS AND CLAIM EXPENSES

The table below provides a reconciliation of the beginning and ending claim and claim expense liability, net of reinsurance, for the years presented.

                                                                 1995        1994        1993
                                                                -------     -------     -------
                                                                         (IN MILLIONS)
Balance at January 1..........................................  $12,158     $ 8,452     $ 8,204
  Reinsurance recoverables on unpaid claims and claim
     expenses.................................................   (1,841)     (1,396)     (1,366)
                                                                -------     -------     -------
Net balance at January 1......................................   10,317       7,056       6,838
Incurred claims and claim expenses related to:
  Current year................................................    3,666       2,017       1,583
  Prior years.................................................       14         (36)        140
                                                                -------     -------     -------
Total incurred claims and claim expenses......................    3,680       1,981       1,723
                                                                -------     -------     -------
Claim and claim expense payments related to:
  Current year................................................      773         423         214
  Prior years.................................................    1,584       1,206       1,291
                                                                -------     -------     -------
Total payments................................................    2,357       1,629       1,505
                                                                -------     -------     -------
Effect of foreign exchange....................................       97          --          --
                                                                -------     -------     -------
Net balance at December 31....................................   11,737       7,408       7,056
  Reinsurance recoverables on unpaid claims and claim
     expenses.................................................    2,515       1,615       1,396
Cologne Re unpaid claims and claim expenses (first included at
  December 31, 1994)..........................................       --       3,135          --
                                                                -------     -------     -------
Balance at December 31........................................  $14,252     $12,158     $ 8,452
                                                                =======     =======     =======

The liability for claims and claim expenses for 1994 and prior accident years for the Corporation's property/casualty operations, net of related reinsurance recoveries, increased by $13 million in 1995. The increase was principally the result of the net effect of reserve strengthening for environmental and latent injury claims, partly offset by favorable loss development on casualty lines of business. The liability for United States operations for prior accident years was decreased by $36 million in 1994, and increased by $140 million during 1993. The adverse effect on income in 1993 was the result of reserve strengthening principally for environmental and latent injury claims. The liability for claims and claim expenses for 1994 and prior accident years for the international operations, net of related reinsurance recoveries and foreign exchange, increased by $1 million in 1995.

The Corporation continually estimates its liabilities and related reinsurance recoveries for environmental and latent injury claims and claim expenses. These exposures do not lend themselves to traditional methods of loss development determination and, therefore, may be considered less reliable than reserves for standard lines of business (e.g., automobile). The estimate is composed of four parts: known claims, development on known claims, incurred but not reported ("IBNR") and direct excess coverage litigation expenses. Although reliability is constrained by uncertainties, the Corporation has confidence in the reported, known claim liabilities and, based on alternative methods, has projected a fairly reliable estimate of development for these claims. The Corporation has also included an estimate for IBNR which is based on fitted curves of estimated future claim emergence. This estimate is less reliable than the estimated liability for reported claims. The effect of joint and several liability on the severity of losses and a provision for future claim inflation have been included in the loss development estimate. The Corporation has established a liability for litigation costs associated with coverage disputes arising out of direct excess insurance policies, rather than from reinsurance assumed. Direct excess coverage litigation expenses are estimated using a modified count and amount actuarial study.

                             GENERAL RE CORPORATION

The gross liability for environmental and latent injury claims and claim expenses and the related reinsurance recoverable were $1,756 million and $498 million, respectively, at December 31, 1995. The liability for environmental and latent injury claims and claim expenses is management's best estimate of future claim and claim expense payments and recoveries which are expected to develop over the next several decades. The Corporation continues to monitor evolving case law and its effect on environmental and latent injury claims. Changing government regulations, newly identified toxins, newly reported claims, new theories of liability, new contract interpretations and other factors could significantly affect future claim development. While the Corporation has recorded its current best estimate of its liabilities for unpaid claims and claim expenses, it is reasonably possible that these estimated liabilities, net of estimated reinsurance recoveries, may increase in the future and that the increase may be material to the Corporation's results from operations, cash flows and financial position. It is not possible to estimate reliably the amount of additional net loss, or the range of net loss, that is reasonably possible.

7. FEDERAL, FOREIGN AND LOCAL INCOME TAXES

Income tax expense (benefit) was as follows:

                                                    YEARS ENDED DECEMBER 31
                         ------------------------------------------------------------------------------
                                   1995                       1994                       1993
                         ------------------------   ------------------------   ------------------------
                         UNITED                     UNITED                     UNITED
                         STATES   FOREIGN   TOTAL   STATES   FOREIGN   TOTAL   STATES   FOREIGN   TOTAL
                         ------   -------   -----   ------   -------   -----   ------   -------   -----
                                                         (IN MILLIONS)
Current................   $169     $ 119    $288     $ 99     $  53    $152     $137     $  23    $160
Deferred...............    (90)       49     (41 )    (21)       (2)    (23 )     27         1      28
                          ----      ----    ----     ----      ----    ----     ----      ----    ----
     Total.............   $ 79     $ 168    $247     $ 78     $  51    $129     $164     $  24    $188
                          ====      ====    ====     ====      ====    ====     ====      ====    ====

Income taxes were established on a consolidated basis for all United States and international subsidiaries of the Corporation. No provision has been made for United States income taxes on that portion of cumulative undistributed income of wholly owned international subsidiaries of $125 million at December 31, 1995, which is considered permanently reinvested. Applicable United States income taxes have been recorded for Cologne Re's income since it distributes dividends to its shareholders on an annual basis.

The Corporation's effective income tax rate is less than the United States statutory rate due to permanent differences between financial statement income and taxable income. An analysis of the Corporation's effective tax rate as a percentage of pretax income follows:

                                                                   YEARS ENDED DECEMBER 31
                                                                  -------------------------
                                                                  1995      1994      1993
                                                                  -----     -----     -----
    United States statutory tax rate............................   35.0%     35.0%     35.0%
    Reduction in taxes resulting from:
      Tax-exempt bond interest..................................  (10.3)    (14.6)    (12.7)
      Dividends received deduction..............................   (1.5)     (1.9)     (1.3)
      Foreign tax rate differential/credits.....................    0.4       0.2       0.5
      Miscellaneous.............................................   (1.5)     (2.4)     (0.3)
                                                                  -----     -----     -----
    Effective tax rate..........................................   22.1%     16.3%     21.2%
                                                                  =====     =====     =====

Income taxes paid were $216 million, $138 million and $142 million in 1995, 1994 and 1993, respectively.

                             GENERAL RE CORPORATION

The components of the net deferred income tax liability were as follows:

                                                                             DECEMBER 31
                                                                            -------------
                                                                            1995     1994
                                                                            ----     ----
                                                                            (IN MILLIONS)
    DEFERRED INCOME TAX ASSETS:
      Claim and claim expense liabilities.................................  $ 69     $(10)
      Alternative minimum tax credit......................................    --       12
      Unearned premiums...................................................    77       64
      Accruals not currently deductible...................................    57       52
      United States temporary differences from foreign operations.........    72       22
      Other...............................................................    48       50
                                                                            ----     ----
         Total deferred tax assets........................................   323      190
                                                                            ----     ----
    DEFERRED INCOME TAX LIABILITIES:
      Unrealized appreciation of investments..............................   710      199
      Deferred acquisition costs..........................................    61       56
      Deferred charges....................................................    13       14
      Discount on fixed maturity investments..............................    40       26
      Derivative financial instruments....................................    11       15
      Other...............................................................    43       48
                                                                            ----     ----
         Total deferred tax liabilities...................................   878      358
                                                                            ----     ----
    Net deferred income tax liability.....................................  $555     $168
                                                                            ====     ====

8. NOTES PAYABLE AND COMMERCIAL PAPER

The carrying amounts of the Corporation's loans payable were as follows:

                                                                             DECEMBER 31
                                                                            -------------
                                                                            1995     1994
                                                                            ----     ----
                                                                            (IN MILLIONS)
    9.0% debenture due in 2009............................................  $150     $150
    7.7% mortgage payable through 1998....................................     5        7
                                                                            ----     ----
         Total notes payable..............................................  $155     $157
                                                                            ====     ====

The 9.0 percent debenture due in 2009 has a covenant requiring the Corporation not to encumber its common stock holding in GRC, the largest subsidiary of the Corporation. The mortgage payable is collateralized by the Corporation's prior home office.

The Corporation issues commercial paper for financial flexibility and liquidity purposes. Information on the commercial paper program is as follows:

                                                                  1995      1994      1993
                                                                  -----     -----     -----
                                                                    (DOLLARS IN MILLIONS)
    Year end balance............................................     --     $  31     $ 261
    Average interest rate at year end...........................     --      5.96%     3.20%
    Average maturity at year end (in days)......................     --      29.8      30.2
    Average outstanding balance during the year.................  $  21     $ 209     $ 179
    Average interest rate for the year..........................   5.78%     4.13%     3.08%

                             GENERAL RE CORPORATION

In August 1995, the Corporation modified its $1.0 billion of available lines of credit with nineteen participating banks. The credit lines consist of a 364-day facility of $500 million and a five-year credit facility of the remaining $500 million. The credit agreements with the banks require the Corporation to maintain a minimum consolidated tangible net worth, as defined, of $2.5 billion. All $1.0 billion of available lines of credit were unused at December 31, 1995 and 1994. Interest expense and interest paid for all loans payable and commercial paper were as follows:

                                                                   YEARS ENDED DECEMBER 31
                                                                  --------------------------
                                                                  1995       1994       1993
                                                                  ----       ----       ----
                                                                        (IN MILLIONS)
    Interest expense............................................  $15        $25        $23
    Interest paid...............................................   15         25         23

9. RETIREMENT PLANS

The Corporation has noncontributory pension plans covering substantially all employees. Plans for United States employees provide pension benefits that are generally computed on the basis of the average earnings during the three consecutive years of highest earnings during the employee's service. The Corporation's funding policy is to contribute sufficient amounts to meet the minimum annual funding required by applicable regulations, plus such additional amounts as it may determine to be appropriate from time to time. Pension plan assets are principally invested in investment-grade fixed maturities and equities. Cologne Re provides unfunded pension benefits to its employees based on years of service and age at retirement.

The components of pension expense related to both funded and unfunded plans were as follows:

                                                                     YEARS ENDED DECEMBER
                                                                              31
                                                                    ----------------------
                                                                    1995     1994     1993
                                                                    ----     ----     ----
                                                                        (IN MILLIONS)
    Service cost-benefits earned during the year..................  $ 13     $ 10     $ 10
    Interest cost on projected benefit obligation.................    16       12       11
    Actual (return) loss on plan assets...........................   (29)       4      (14)
    Net amortization and deferral.................................    22      (12)       5
                                                                    ----     ----     ----
    Pension expense...............................................  $ 22     $ 14     $ 12
                                                                    ====     ====     ====

The projected benefit obligation for United States employees was determined using an assumed discount rate of 7.0 percent in 1995, 8.25 percent in 1994 and
7.25 percent for 1993, and an assumed long-term compensation increase of 5.75 percent in 1995, 6.0 percent for 1994 and 5.5 percent for 1993. An assumed long-term rate of return on plan assets of 8.5 percent was used in determining pension expense in 1995, 1994 and 1993. The projected benefit obligation for Cologne Re employees was determined using an assumed discount rate of 7.0 percent in 1995 and 1994 and an assumed long-term compensation increase of 3.5 percent in 1995 and 1994.

Through unfunded plans, the Corporation provides pension benefits for certain employees above amounts allowed under tax qualified plans. The Corporation also provides postretirement retainers through unfunded plans for members of the Board of Directors.

                             GENERAL RE CORPORATION

The following table sets forth the plans' funded status and amount recognized in the Corporation's consolidated balance sheet:

                                                                      DECEMBER 31
                                                        ---------------------------------------
                                                              1995                  1994
                                                        -----------------     -----------------
                                                        FUNDED   UNFUNDED     FUNDED   UNFUNDED
                                                        ------   --------     ------   --------
                                                                     (IN MILLIONS)
    Accumulated benefit obligation:
      Vested..........................................   $107     $   62       $ 85      $ 50
      Nonvested.......................................     13         10         10         7
                                                         ----      -----       ----      ----
    Accumulated benefit obligation....................    120         72         95        57
    Effect of projected salary increases..............     60         34         33        31
                                                         ----      -----       ----      ----
      Projected benefit obligation....................    180        106        128        88
    Plan assets at fair value.........................    143         --        111        --
                                                         ----      -----       ----      ----
    Projected benefit obligation in excess of plan
      assets..........................................    (37)      (106)       (17)      (88)
    Unrecognized net (gain) loss......................     12         13         (5)        6
    Unrecognized prior service cost...................     (6)         6         (6)        6
    Unrecognized net (asset) obligation at
      transition......................................     (6)         5         (9)        2
                                                         ----      -----       ----      ----
      Accrued pension liability.......................   $(37)    $  (82)      $(37)     $(74)
                                                         ====      =====       ====      ====

Substantially all of the Corporation's employees in the United States will become eligible for certain health care and group life insurance benefits upon retirement from the Corporation. Effective January 1, 1993, the Corporation adopted Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. The Corporation has funded the benefit cost of current retirees, with the retiree paying a portion of the costs. The retiree's portion of the costs varies depending upon the individual's length of service with the Corporation upon retirement. As of December 31, 1995 and 1994, the Corporation had funded $3 million and $2 million, respectively, for postretirement health care benefits for current retirees and had an accrued liability of $27 million and $23 million, respectively, for current employees.

10. EMPLOYEE SAVINGS AND STOCK OWNERSHIP PLAN

The Corporation has a leveraged Employee Savings and Stock Ownership Plan ("ESSOP") in which substantially all United States employees may participate. The ESSOP borrowed $150 million from the Corporation at 9.25 percent, payable annually through 2014. The proceeds of this borrowing were used by the ESSOP to purchase 1,754,386 shares of 7.25 percent ($6.20 dividend per share) cumulative convertible preferred stock of the Corporation. All preferred stock outstanding is held by the ESSOP and is convertible into common stock, under certain conditions, on a one-to-one basis. The preferred stock is held by the ESSOP trustee as collateral for the loan from the Corporation. The Corporation makes contributions to the ESSOP which, together with the dividend on shares of the preferred stock, are sufficient to make loan interest and principal repayments back to the Corporation. As interest and principal are repaid, a portion of the preferred stock is allocated to participating employees. The Corporation recognizes compensation expense for the ESSOP based on the shares-allocated method.

                             GENERAL RE CORPORATION

The following summarizes ESSOP activity:

                                                             1995        1994        1993
                                                            -------     -------     -------
                                                            (IN MILLIONS, EXCEPT SHARE DATA
                                                                           )
    YEARS ENDED DECEMBER 31
      Dividends paid on preferred stock:
         Allocated shares.................................  $     2     $     2     $     1
         Unallocated shares...............................        9           9          10
      Compensation expense................................        4           5           4
      Contribution to ESSOP...............................        4           4           4
      Interest income from ESSOP..........................       14          14          14
    ESSOP SHARE INFORMATION AT DECEMBER 31
      Fair value per share................................  $157.00     $125.60     $110.50
      Shares allocated to employees during the year.......   59,672      72,051      61,540
      Committed to be released............................    2,602       2,881      15,847

11. INCENTIVE PLANS

The Corporation has a Long-Term Compensation Plan (the "Plan") which provides for the granting of incentive and nonqualified stock options to members of the Board of Directors, key executives and managerial employees. The Plan provides that the exercise price of the options granted may not be less than the fair market value of the Corporation's common stock on the date the options are granted. The options are exercisable cumulatively 20 percent each year commencing one year from the date of grant and expire ten years from the grant date. In certain circumstances, replacement options may be granted upon exercise of an original option, with the exercise price equal to the current market price and with a term extending to the expiration date of the original option.

The Plan also permits the granting of stock appreciation rights ("SARs") in connection with options granted under the Plan. SARs permit the grantee to surrender an exercisable option for an amount equal to the excess of the market price of the common stock over the option price when the right is exercised. No SARs have been granted since 1988.

                             GENERAL RE CORPORATION

The following summarizes the activity for options and SARs:

                                                                   YEARS ENDED DECEMBER 31
                                                            -------------------------------------
                                                              1995          1994          1993
                                                            ---------     ---------     ---------
STOCK OPTIONS
Outstanding, beginning of year............................  3,107,851     2,501,412     2,125,983
Granted ($123.50 to $157.19 per share)....................    944,987       814,532       546,467
Exercised ($41.88 to $126.94 per share)...................   (360,074)     (171,093)     (124,707)
Canceled..................................................    (43,635)      (34,030)      (44,691)
Voided due to SARs exercise...............................     (1,200)       (2,970)       (1,640)
                                                            ---------     ---------     ---------
Outstanding, end of year..................................  3,647,929     3,107,851     2,501,412
                                                            =========     =========     =========
Options exercisable ($55.25 to $131.94 per share).........  1,628,404     1,479,718     1,181,462
                                                            =========     =========     =========
Shares available for future options.......................  3,881,185     1,807,096     1,884,038
                                                            =========     =========     =========
STOCK APPRECIATION RIGHTS
Outstanding, beginning of year............................      9,200        12,170        13,810
Exercised.................................................     (1,200)       (2,970)       (1,640)
                                                            ---------     ---------     ---------
Outstanding, end of year..................................      8,000         9,200        12,170
                                                            =========     =========     =========

The Plan also permits the granting of restricted stock awards as compensation to key executives and managerial employees. Shares of restricted stock become outstanding upon grant, receive dividends and have voting rights identical to other outstanding shares of common stock. Restrictions lapse upon termination of the restriction period or upon death, disability or normal retirement. During 1995, 1994 and 1993, the Corporation made aggregate compensatory restricted stock awards of 31,900, 17,250, and 38,250 shares, respectively. The cost of restricted stock awards is based on the market value of the common stock at the date of grant and is recognized as expense over the restriction period.

The Plan also provides for bonus awards to be made in cash, common stock, share units or restricted stock options ("RSOs"). RSOs restrictions lapse five years after the grant date and RSOs expire ten years after the grant date. RSOs are included in the table above. Share units are paid in shares of common stock at a designated future date in advance of the bonus award period. The expense of the Plan was $4 million in 1995, $2 million in 1994 and $1 million in 1993.

12. LEASES

The Corporation leases office space and computer equipment under noncancelable leases expiring in various years through 2010. Several of the leases have renewal options with various terms and rental rate adjustments. Rental expense was $31 million in 1995, $32 million in 1994 and $33 million in 1993. At December 31, 1995, the future minimum annual rental commitments under noncancelable leases were as follows:

                                                                       (IN MILLIONS)
            1996...................................................        $  28
            1997...................................................           26
            1998...................................................           25
            1999...................................................           22
            2000...................................................           21
            Subsequent to 2000.....................................          134
                                                                          ------
            Total..................................................        $ 256
                                                                       =========

                             GENERAL RE CORPORATION

Future minimum rental payments above have not been reduced by $20 million of anticipated sublease rental income on noncancelable leases.

13. REINSURANCE

Premiums, claims and claim expenses and life/health benefits are reported net of reinsurance in the Corporation's statements of income. Direct, assumed, ceded and net amounts for these items were as follows:

                                                          YEARS ENDED DECEMBER 31
                                  ------------------------------------------------------------------------
                                   PROPERTY/CASUALTY        LIFE/HEALTH
                                        PREMIUMS              PREMIUMS
                                  --------------------   ------------------     CLAIMS AND     LIFE/HEALTH
                                  WRITTEN      EARNED    WRITTEN     EARNED   CLAIM EXPENSES    BENEFITS
                                  -------      -------   -------     ------   --------------   -----------
1995
Direct..........................  $   405      $   364       --         --        $  207             --
Assumed.........................    6,091        5,900    $ 793       $780         4,372          $ 558
Ceded...........................   (1,103)      (1,123)     (84)       (84)         (899)           (53)
                                  -------      -------     ----       ----        ------           ----
     Net........................  $ 5,393      $ 5,141    $ 709       $696        $3,680          $ 505
                                  =======      =======     ====       ====        ======           ====
1994
Direct..........................  $   438      $   423       --         --        $  290             --
Assumed.........................    3,058        2,785       --         --         2,118             --
Ceded...........................     (495)        (420)      --         --          (427)            --
                                  -------      -------                            ------
     Net........................  $ 3,001      $ 2,788       --         --        $1,981             --
                                  =======      =======                            ======
1993
Direct..........................  $   378      $   357       --         --        $  233             --
Assumed.........................    2,634        2,606       --         --         2,000             --
Ceded...........................     (488)        (517)      --         --          (510)            --
                                  -------      -------                            ------
     Net........................  $ 2,524      $ 2,446       --         --        $1,723             --
                                  =======      =======                            ======

The Corporation utilizes reinsurance to reduce its exposure to large claims. These agreements provide for recovery of a portion of certain claims and claim expenses from reinsurers. If the reinsurers are unable to meet their obligations under the agreements, the Corporation would be liable for such defaulted amounts. The Corporation holds partial collateral under these agreements and has never suffered a significant loss because of defaults. The Corporation utilizes various United States and international reinsurers as part of its retrocessional program. Prior to being included in the Corporation's retrocessional program, reinsurers are reviewed for their anticipated long-term creditworthiness by the Corporation's Retrocessional Market Committee. At December 31, 1995, the largest reinsurance recoverable on unpaid claims and claim expenses from any single reinsurer was $399 million. The reinsurer is rated A++ by A.M. Best and has a Standard & Poor's claims paying rating of AAA.

As part of its retrocessional program, the Corporation placed a portion of its reinsurance with various Lloyd's of London syndicates. The syndicates act as managing agents for individual "Names" who bear the risks and rewards of the syndicates' underwriting results. Under Lloyd's current structure, Names have unlimited liability for potential claims. During 1995 Lloyd's announced a plan of "Reconstruction and Renewal," which is intended to act as a means to end litigation associated with losses from prior syndicate years, especially those years exposed to United States environmental and other mass tort exposures. The plan would allow Names to reinsure their pre-1992 underwriting years to a newly formed corporate reinsurer called "Equitas," which will reinsure and manage the runoff of these claims. The intent of the plan is to close out for accounting purposes Names' potential exposures for these prior underwriting years. Names, however, still have potential exposure

                             GENERAL RE CORPORATION
for these losses if Equitas is unable to meet its obligations. At December 31, 1995, the Corporation's reinsurance recoverables on paid and unpaid claims and claim expenses from all Lloyd's syndicates aggregated approximately $127 million.

14. DIVIDENDS

General Re Corporation ("Parent") is the ultimate controlling entity in the Parent's insurance holding company system, which includes United States insurance companies that are subject to the insurance holding company acts of Delaware and various other states. The Corporation is dependent upon the ability of its operating subsidiaries to transfer funds in the form of loans, advances or dividends. The insurance holding company laws require the filing of annual reports by the insurance company members of the system and regulate transactions between the holding company and affiliated insurance companies to the extent that such transactions must be fair, reasonable and assure the adequacy of insurance companies' statutory surplus in relation to their liabilities and financial needs.

The laws also subject extraordinary dividends and other extraordinary distributions to insurance company stockholders to regulatory approval. Under the insurance laws of the State of Delaware, GRC's state of domicile, dividends or distributions in a twelve-month period exceeding the greater of 10 percent of an insurance company's surplus or 100 percent of net income, excluding realized gains, for the previous calendar year are generally considered extraordinary and require such approval. Based on these restrictions, dividend payments by GRC to the Parent without regulatory approval are limited to $508 million in 1996. Generally, international subsidiaries are subject to fewer restrictions on the payment of dividends.

15. GENERAL RE FINANCIAL PRODUCTS

General

General Re Financial Products Corporation ("GRFP") is a dealer in derivative financial instruments. GRFP's products include cross-currency and interest rate swaps, interest rate caps and floors, foreign exchange contracts, options and options on swaps. These instruments are carried at their current estimates of fair value, which is a function of underlying interest rates, currency rates, security values, volatilities and the creditworthiness of counterparties. Future changes in interest rates, currency rates, security values, and interest rate volatilities or a combination thereof may affect the fair value of these instruments with any resulting adjustment, including amounts in excess of those previously recognized in the financial statements, being included currently in the income statement. In the course of conducting its business, GRFP also engages in a variety of other related transactions to manage its exposure to market and credit risks.

GRFP reduces exposure to market, currency rate and interest rate risk in connection with its dealer activities by purchasing or selling futures contracts, entering into forward contracts, purchasing or selling government securities, purchasing or selling exchange-traded interest rate options, or entering into offsetting transactions. These hedging instruments are carried at fair value and contain elements of market and credit risk associated with the execution, settlement and financing of these instruments similar to the financial instruments described above.

Trading Revenue

The results of GRFP's trading activities are summarized by category of products in the following table. Trading revenues include any associated gains and losses on hedging instruments. Trading revenue was included in "Other revenues" in the income statement.

                             GENERAL RE CORPORATION

                                                                         YEARS ENDED DECEMBER
                                                                                  31
                                                                        ----------------------
                                                                        1995     1994     1993
                                                                        ----     ----     ----
                                                                            (IN MILLIONS)
Interest rate and foreign currency swaps..............................  $110     $105     $116
Interest rate and foreign currency options............................    32       30       26
                                                                        ----     ----     ----
Gross trading revenues................................................  $142     $135     $142
                                                                        ====     ====     ====

Nature and Terms

GRFP is engaged as a dealer in various types of derivative instruments, which are described below:

Interest rate and currency swaps are agreements between two parties to exchange, at particular intervals, payment streams calculated on a specified notional amount. The parties to a cross-currency swap typically exchange a principal amount in two currencies at inception of the contract, agreeing to reexchange the currencies at a future date and agreed exchange rate.

Interest rate, equity and currency options grant the purchaser the right but not the obligation to either purchase from or sell to the writer a specified financial instrument under agreed terms. Interest rate caps and floors require the writer to pay the purchaser at specified future dates the amount, if any, by which the option's underlying market interest rate exceeds the fixed cap or falls below the fixed floor rate, applied to a notional amount.

Futures contracts are commitments to either purchase or sell a financial instrument at a future date for a specified price and are usually settled in cash. Forward-rate agreements are contracts that settle in cash at a specified future date based on the differential between agreed interest rates applied to a notional amount.

GRFP is party to a variety of foreign exchange spot and forward contracts in its dealer and risk management activities. Foreign exchange contracts generally involve the exchange of two currencies at agreed rates; spot contracts usually require the exchange to occur within two business days of the contract date.

A summary of contract and notional amounts of interest rate contracts at December 31, 1995 and 1994 is included in the table below. For swap and option transactions, the contract and notional amounts represent the amount of principal volume, which is referenced by the counterparties in computing payments to be exchanged, and are not indicative of GRFP's exposure to market or credit risk, future cash requirements or receipts from such transactions. Approximately 74 percent of the notional volume outstanding for swap and option contracts at December 31, 1995 have a term of five years or less and substantially all of the instruments have a term of less than ten years.

                                                                              DECEMBER 31
                                                                         ---------------------
                                                                           1995         1994
                                                                         --------     --------
                                                                             (IN MILLIONS)
Interest rate and currency swap agreements.............................  $260,200     $201,076
Options written........................................................    43,574       35,933
Options held...........................................................    44,134       36,723
Financial futures contracts:
  Commitments to purchase..............................................    14,572        7,002
  Commitments to sell..................................................    15,105        7,366
Forward rate agreements................................................    15,700       10,339
Foreign exchange spot and forward contracts............................    10,228        7,720

                             GENERAL RE CORPORATION

FAIR VALUE OF TRADING INSTRUMENTS

The table below discloses the fair values at the reporting date (which are also the carrying amounts) for each class of derivative financial instruments and other instruments held or issued by GRFP for trading purposes, as well as the average fair values during the year, based on quarterly observations. The net fair values are net of amounts offset pursuant to rights of setoff and qualifying master netting arrangements with various counterparties. Interest rate and foreign currency swaps shown in the table below include forward rate agreements and foreign exchange spot and forward contracts.

                                                                        DECEMBER 31
                                                      -----------------------------------------------
                                                              1995                      1994
                                                      ---------------------     ---------------------
                                                       ASSET      LIABILITY      ASSET      LIABILITY
                                                      -------     ---------     -------     ---------
                                                      (IN MILLIONS)
Interest rate and foreign currency swaps............  $ 9,562      $  9,833     $ 4,740      $  4,758
Interest rate and foreign currency options..........      759           709         602           523
                                                      -------       -------     -------       -------
Gross total fair value..............................   10,321        10,542       5,342         5,281
Adjustment for counterparty netting.................   (8,085)       (8,085)     (3,474)       (3,474)
                                                      -------       -------     -------       -------
After netting total fair value......................    2,236         2,457       1,868         1,807
Security receivables/payables.......................      198           170          60           513
                                                      -------       -------     -------       -------
Trading account assets/liabilities..................  $ 2,434      $  2,627     $ 1,928      $  2,320
                                                      =======       =======     =======       =======

                                                          AVERAGE 1995              AVERAGE 1994
                                                      ---------------------     ---------------------
                                                       ASSET      LIABILITY      ASSET      LIABILITY
                                                      -------     ---------     -------     ---------
                                                                       (IN MILLIONS)
Interest rate and foreign currency swaps............  $ 8,244      $  8,680     $ 4,574      $  4,479
Interest rate and foreign currency options..........      679           568         559           490
                                                      -------       -------     -------       -------
Gross total fair value..............................    8,923         9,248       5,133         4,969
Adjustment for counterparty netting.................   (6,560)       (6,560)     (2,710)       (2,710)
                                                      -------       -------     -------       -------
After netting total fair value......................    2,363         2,688       2,423         2,259
Security receivables/payables.......................      191           152         472           493
                                                      -------       -------     -------       -------
Trading account assets/liabilities..................  $ 2,554      $  2,840     $ 2,895      $  2,752
                                                      =======       =======     =======       =======

RISK MANAGEMENT

Market Risk

GRFP's components of market risk include foreign exchange, interest rate, swap spread, volatility, correlation, equity and yield curve risk. GRFP controls these risk exposures by taking offsetting positions in either cash instruments or other derivatives to reduce the overall exposure to loss due to movements in these variables. GRFP manages its exposures on a portfolio basis. Under this approach, GRFP monitors its market risk on a daily basis across all swap and option products by calculating the impact on operating results of potential changes in market variables over a one week period, based on historical market volatility data and informed judgment. GRFP's 1995 aggregate weekly market risk limit across all trading books was $10 million.

GRFP sets market risk limits for each type of risk based on a 95 percent probability that movements in market rates will not affect the results from operations in excess of the limit over a one-week period. Since inception, GRFP's largest weekly position change has been $5 million. In addition to these daily and weekly assessments of risk, GRFP prepares periodic stress tests to assess its exposure to extreme movements in various market risk factors.

                             GENERAL RE CORPORATION

Credit Risk

Credit risk arises from the possible inability of counterparties to meet the terms of their contracts. In the event counterparties are unable to fulfill their contractual obligations, future losses due to defaults may exceed amounts currently recognized in the balance sheet. Counterparties to the financial instruments are, in decreasing order of magnitude, foreign and United States commercial banks, United States government-chartered organizations, sovereigns, supranationals and corporations. The spread of counterparties over geographical location and industry sector is such that GRFP does not believe that it has a significant concentration of credit risk to any particular changes in economic or other conditions. GRFP evaluates the creditworthiness of its counterparties by performing formal internal credit analyses and by referring to ratings of widely accepted credit rating services. Counterparty credit limits are determined based on this analysis and counterparty credit exposures are monitored in accordance with these limits. GRFP receives cash and/or investment grade securities from certain counterparties as collateral and, where appropriate, may purchase credit insurance or enter into other transactions to mitigate its credit exposure. GRFP also incorporates into contracts with certain counterparties provisions that allow the unwinding of these transactions in the event of a downgrade in credit rating or other indications of a decline in creditworthiness of either the counterparty or GRFP.

GRFP assesses credit risk by counterparty across all transactions with a counterparty. Assuming non-performance by all counterparties on all contracts potentially subject to a loss, the maximum potential loss, based on the cost of replacement at market rates prevailing at December 31, 1995, approximated $2,236 million. This value is net of amounts offset pursuant to rights of setoff and qualifying master netting arrangements with various counterparties and is presented in accordance with Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts. The Interpretation further clarifies the definition of a right of setoff. The maximum potential loss will increase or decrease during the life of the transaction as a function of remaining time to maturity, contract values, and interest and currency rates. In the judgment of management, the likelihood that all counterparties would default, resulting in a maximum potential loss, is remote. GRFP has not had any credit losses as a result of counterparty defaults.

The following table presents GRFP's derivatives portfolio by counterparty credit quality and maturity at December 31, 1995. The amounts shown on the left side of the table are gross of all netting arrangements and collateral held by GRFP. Net fair value shown on the table represents gross exposure net of amounts offset pursuant to rights of setoff and qualifying master netting arrangements with various counterparties. Net exposure shown on the table is net fair value less collateral held by GRFP.

                                                         GROSS AMOUNTS
                                        ------------------------------------------------
                                                       DUE AFTER
                                                         FIVE                               NET
                                        DUE BEFORE   YEARS THROUGH   DUE AFTER              FAIR      NET
                                        FIVE YEARS     TEN YEARS     TEN YEARS    TOTAL    VALUE    EXPOSURE
                                        ----------   -------------   ---------   -------   ------   --------
                                                                   (IN MILLIONS)
Counterparty credit quality
AAA...................................    $  969        $   882       $   268    $ 2,119   $  314    $  314
AA....................................     2,347          1,460           738      4,545      964       916
A.....................................     2,014          1,130           259      3,403      861       496
BBB...................................       114             69            71        254       97        --
                                          ------         ------        ------    -------   ------    ------
Total.................................    $5,444        $ 3,541       $ 1,336    $10,321   $2,236    $1,726
                                          ======         ======        ======    =======   ======    ======

In connection with certain purchases and sales of government securities, GRFP enters into collateralized repurchase and reverse repurchase agreements which may result in credit losses in the event the counterparty to the transaction is unable to fulfill its contractual obligations. Principally all of these transactions are collateralized by government securities. In addition to interest amounts shown in Note 8, GRFP had $90 million, $83 million and $53 million of interest expense in 1995, 1994 and 1993, respectively, on related

                             GENERAL RE CORPORATION
collateralized borrowings. GRFP's exposure to credit risks associated with the nonperformance of counterparties in fulfilling these contractual obligations can be directly affected by market fluctuations, which may impair the counterparties' ability to satisfy their obligations. It is GRFP's policy to take possession of securities purchased under agreements to resell. GRFP monitors the market value of the underlying securities as compared to the related receivable, including accrued interest, and requests additional collateral when appropriate. Counterparties to repurchase agreements and futures transactions are commercial banks and securities brokers and dealers. Securities purchased under agreements to resell and securities sold under agreements to repurchase are presented in accordance with FASB Interpretation No. 41, Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements.

GRFP enters into futures contracts for delayed delivery of foreign currencies or securities in which the seller/purchaser agrees to make/take delivery at a specified future date of a specified instrument, at a specified price or yield. Risks arise from the inability of the exchange to meet the terms of the contracts and from a futures broker's inability to remit additional margin.

Legal Risk

GRFP regularly consults with internal and external legal counsel (in relevant jurisdictions) to determine legality and enforceability of various transactions with different types of counterparties. When there is perceived risk that a proposed counterparty may lack legal capacity to enter into a transaction, the relevant statutes, regulations, and consents are examined.

Liquidity Risk

GRFP is subject to liquidity risk on its portfolio of open transactions. Movements in underlying market variables affect both future cash flows intrinsic in the transactions, and collateral required to be posted to certain counterparties to cover the value of open positions. Management believes GRFP has sufficient resources to cover its potential liquidity needs through its access to the Corporate commercial paper program and lines of credit.

                             GENERAL RE CORPORATION

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following are the estimated fair values of the Corporation's financial instruments:

                                                                       DECEMBER 31
                                                     -----------------------------------------------
                                                             1995                      1994
                                                     ---------------------     ---------------------
                                                     STATEMENT      FAIR       STATEMENT      FAIR
                                                       VALUE        VALUE        VALUE        VALUE
                                                     ---------     -------     ---------     -------
                                                                      (IN MILLIONS)
FINANCIAL ASSETS
Invested assets (see Note 5).......................   $ 23,494     $23,494      $ 18,898     $18,969
Cash...............................................        258         258           242         242
Securities purchased under agreements to resell....         66          66           813         813
Mortgage receivable (included in other assets).....         86         123            88         115
Loan to ESSOP......................................        146         181           147         160
Contract deposit assets............................        193         193            77          77
Trading account assets.............................      2,434       2,434         1,928       1,928
FINANCIAL LIABILITIES
9.0% debenture due in 2009.........................        150         186           150         155
7.7% mortgage payable through 1998.................          5           5             7           7
Commercial paper...................................         --          --            31          31
Securities sold under agreements to repurchase.....      1,263       1,263           938         938
Securities sold but not yet purchased..............        614         614           927         927
Contract deposit liabilities.......................      1,668       1,668         1,361       1,361
Trading account liabilities........................      2,627       2,627         2,320       2,320

The Corporation uses various methods and assumptions in estimating the fair value of financial instruments. The following valuation methods and assumptions were utilized by the Corporation in estimating the fair value of financial instruments.

     Investments -- Fair values for fixed maturities and equity securities were generally based on quoted market prices or dealer quotes. The fair value of investments in limited partnerships, which were included in other invested assets on the balance sheet, was determined by reviewing available financial information of the investee and by performing other financial analyses in consultation with external advisors. Fair values for investments in real estate were determined using discounted cash flow analyses for each property. Fair values for reinsurance ventures were based on the Corporation's proportionate share in the entity's stockholders' equity, since the cost of determining fair value exceeds the benefits derived. The carrying amounts for short-term investments approximate their fair values.

     Mortgage and loans receivable/payable -- The fair value of the Corporation's mortgage and notes receivable/payable was estimated using discounted cash flow analyses, based on the Corporation's current incremental borrowing rates for similar types of arrangements. The fair value of the Corporation's 9.0 percent debenture due in 2009 was based on a market price quotation.

     Contract deposit assets/liabilities -- The fair value of contract deposit assets and liabilities approximates their carrying value.

     Securities purchased under agreements to resell, securities sold under agreements to repurchase -- The carrying value for these financial instruments approximates their fair value.

                             GENERAL RE CORPORATION

     Trading account assets/liabilities -- The fair value for trading account assets/liabilities was based on the use of valuation models that utilize, among other factors, current interest and foreign exchange rates and market volatility data.

     Securities sold but not yet purchased -- The fair value for securities sold but not yet purchased was based on quoted market prices.

17. LEGAL PROCEEDINGS

The Corporation and its subsidiaries have been named as defendants in litigation in the ordinary course of conducting its insurance business. These lawsuits generally seek to establish liability under insurance or reinsurance contracts issued by the subsidiaries, and occasionally seek punitive or exemplary damages. The Corporation's reinsurance subsidiaries are also indirectly involved in coverage litigation. In those cases, plaintiffs seek coverage for their liabilities under insurance policies from insurance companies reinsured by the Corporation's reinsurance subsidiaries. In the judgment of management, none of these cases, individually or collectively, is likely to result in judgments for amounts which, net of claim and claim expense liabilities previously established and applicable reinsurance, or any other litigation, would be material to the financial position, results of operations or cash flow of the Corporation.

18. COMMON AND PREFERRED STOCK

The Corporation has the authority to issue 250 million shares of $.50 par value common stock, of which 102 million have been issued. Common stock purchased in the open market is carried at cost and shown as a reduction to common stockholders' equity. When treasury shares are reissued, the treasury stock account is reduced for the cost of the common stock reissued on a first-in, first-out basis. No treasury stock of the Corporation is held by any subsidiary. The number of shares included in treasury stock were as follows:

                                                                  YEARS ENDED DECEMBER 31
                                                         -----------------------------------------
                                                            1995           1994           1993
                                                         ----------     -----------    -----------
Balance, beginning of year.............................  20,955,202      19,195,866     18,112,410
Net purchases (reissuances)............................    (241,133)      1,759,336      1,083,456
                                                         ----------      ----------     ----------
Balance, end of year...................................  20,714,069      20,955,202     19,195,866
                                                         ==========      ==========     ==========

The Corporation also has the authority to issue 20 million shares of preferred stock, of which 1,724,037 are issued and outstanding and held by the ESSOP, and 1 million (Series A Junior Participating Preferred) are reserved for the Stockholders' Rights Plan. Under the Stockholders' Rights Plan, one Right attaches to each outstanding share of common stock. In the event a person or group acquires or commences a tender or exchange offer for 20 percent or more of the Corporation's common stock, each Right entitles common stockholders to purchase Series A Junior Participating Stock, which is convertible to common stock having a value equal to two times the exercise price.

19. INFORMATION ABOUT THE CORPORATION'S OPERATIONS

The Corporation conducts its operations principally through the following business segments: the property/casualty reinsurance operations, which include both United States and international subsidiaries, life/health operations and financial services.

                             GENERAL RE CORPORATION

The following is a summary of industry segment activity for 1995, 1994 and 1993:

                                                                1995 -- INDUSTRY SEGMENTS
                                           -------------------------------------------------------------------
                                           PROPERTY/CASUALTY   LIFE/HEALTH   FINANCIAL SERVICES   CONSOLIDATED
                                           -----------------   -----------   ------------------   ------------
                                                                      (IN MILLIONS)
Net premiums written
  Property/casualty......................       $ 5,393              --                --           $  5,393
  Life/health............................            --           $ 709                --                709
                                                -------            ----            ------            -------
     Total net premiums written..........       $ 5,393           $ 709                --           $  6,102
                                                =======            ====            ======            =======
Net premiums earned
  Property/casualty......................       $ 5,141              --                --           $  5,141
  Life/health............................            --           $ 696                --                696
Investment income........................           958              40            $   19              1,017
Other revenues...........................            56               5               231                292
Net realized gains on investments........            60               1                 3                 64
                                                -------            ----            ------            -------
     Total revenues......................         6,215             742               253              7,210
                                                -------            ----            ------            -------
Claims and claim expenses................         3,680              --                --              3,680
Life/health benefits.....................            --             505                --                505
Acquisition costs........................         1,196             149                --              1,345
Other operating costs and expenses.......           375              38               150                563
                                                -------            ----            ------            -------
     Total expenses......................         5,251             692               150              6,093
                                                -------            ----            ------            -------
       Income before income taxes and
          minority interest..............       $   964           $  50            $  103           $  1,117
                                                =======            ====            ======            =======
     Total assets -- December 31.........       $30,535              --            $5,411           $ 35,946
                                                =======            ====            ======            =======

                                                                1994 -- INDUSTRY SEGMENTS
                                           -------------------------------------------------------------------
                                           PROPERTY/CASUALTY   LIFE/HEALTH   FINANCIAL SERVICES   CONSOLIDATED
                                           -----------------   -----------   ------------------   ------------
                                                                      (IN MILLIONS)
Net premiums written.....................       $ 3,001              --                --           $  3,001
                                                =======            ====            ======            =======
Net premiums earned......................       $ 2,788              --                --           $  2,788
Investment income........................           738              --            $   11                749
Other revenues...........................            16              --               218                234
Net realized gains on investments........            69              --                (3)                66
                                                -------            ----            ------            -------
     Total revenues......................         3,611              --               226              3,837
                                                -------            ----            ------            -------
Claims and claim expenses................         1,981              --                --              1,981
Acquisition costs........................           614              --                --                614
Other operating costs and expenses.......           303              --               145                448
                                                -------            ----            ------            -------
     Total expenses......................         2,898              --               145              3,043
                                                -------            ----            ------            -------
     Income before income taxes..........       $   713              --            $   81           $    794
                                                =======            ====            ======            =======
     Total assets -- December 31.........       $24,712              --            $4,885           $ 29,597
                                                =======            ====            ======            =======

                             GENERAL RE CORPORATION

                                                                1993 -- INDUSTRY SEGMENTS
                                           -------------------------------------------------------------------
                                           PROPERTY/CASUALTY   LIFE/HEALTH   FINANCIAL SERVICES   CONSOLIDATED
                                           -----------------   -----------   ------------------   ------------
                                                                      (IN MILLIONS)
Net premiums written.....................       $ 2,524              --                --           $  2,524
                                                =======                                              =======
Net premiums earned......................       $ 2,446              --                --           $  2,446
Investment income........................           748              --            $    7                755
Other revenues...........................            (3)             --               203                200
Net realized gains on investments........           159              --                --                159
                                                                     --
                                                -------                            ------            -------
  Total revenues.........................         3,350              --               210              3,560
                                                                     --
                                                -------                            ------            -------
Claims and claim expenses................         1,723              --                --              1,723
Acquisition costs........................           552              --                --                552
Other operating costs and expenses.......           247              --               153                400
                                                                     --
                                                -------                            ------            -------
  Total expenses.........................         2,522              --               153              2,675
                                                                     --
                                                -------                            ------            -------
  Income before income taxes and
     accounting changes..................       $   828              --            $   57           $    885
                                                =======              ==            ======            =======
  Cumulative effect of accounting
     changes.............................       $    14              --                --           $     14
                                                =======              ==            ======            =======
  Total assets -- December 31............       $15,180              --            $4,239           $ 19,419
                                                =======              ==            ======            =======

The following table is a summary of the Corporation's business by geographic area. Allocations to geographic area have been made on the basis of subsidiary location.

                                                                        GEOGRAPHIC AREA
                                                        ------------------------------------------------
                                                        UNITED STATES     INTERNATIONAL     CONSOLIDATED
                                                        -------------     -------------     ------------
                                                                         (IN MILLIONS)
1995
Revenues..............................................     $ 4,150           $ 3,060          $  7,210
Income before income taxes and minority interest......         783               334             1,117
Identifiable assets at December 31....................      23,839            12,107            35,946
1994
Revenues..............................................     $ 3,317           $   520          $  3,837
Income before income taxes............................         663               131               794
Identifiable assets at December 31....................      20,184             9,413            29,597
1993
Revenues..............................................     $ 3,311           $   249          $  3,560
Income before income taxes and accounting changes.....         866                19               885
Identifiable assets at December 31....................      18,549               870            19,419

                             GENERAL RE CORPORATION

20. UNAUDITED QUARTERLY FINANCIAL DATA

Summarized quarterly financial results and other data were as follows:

                                                          FIRST      SECOND     THIRD      FOURTH
                                                          ------     ------     ------     ------
                                                           (IN MILLIONS, EXCEPT PER SHARE DATA)
1995
Net premiums written
  Property/casualty.....................................  $1,007     $1,589     $1,460     $1,337
  Life/health...........................................      --        220        235        254
Net premiums earned
  Property/casualty.....................................     955      1,345      1,427      1,414
  Life/health...........................................      --        215        233        248
Investment income.......................................     193        255        269        300
Expenses................................................     989      1,644      1,728      1,732
Net income..............................................     183        214        199        229
Per common share:
  Net income............................................    2.20       2.58       2.39       2.75
  Common dividends......................................     .49        .49        .49        .49

                                                             FIRST    SECOND     THIRD    FOURTH
                                                            -------   -------   -------   -------
                                                            (IN MILLIONS, EXCEPT PER SHARE DATA)
1994
Net property/casualty premiums written....................     $820      $665      $811      $705
Net property/casualty premiums earned.....................      774       639       670       705
Investment income.........................................      182       186       187       194
Expenses..................................................      908       679       710       746
Net income................................................       98       176       191       200
Per common share:
  Net income..............................................     1.15      2.12      2.29      2.41
  Common dividends........................................      .48       .48       .48       .48

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

ITEM 11. EXECUTIVE COMPENSATION

Reference is made to the caption, "Executive Compensation" in the Proxy
Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Reference is made to the caption, "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) FINANCIAL STATEMENTS SCHEDULES AND EXHIBITS

        1. The Financial Statements, Reserve Disclosures (unaudited) and Financial Statement Schedules listed in Item 8 are filed as part of this Report.

          2. Exhibits
              3.(a)     The Restated Certificate of Incorporation of General Re Corporation, as
                        amended, is incorporated by reference herein from the Corporation's Annual Report on
                        Form 10-K for the fiscal year ended December 31, 1987.

                (b)     The By-Laws of the Corporation, as amended and restated.

              4.1       Rights Agreement, dated as of September 11, 1991 between the Corporation and The Bank of New York, as Rights Agent, is incorporated by reference  from the Corporation's Annual Report on Form 10-K for the fiscal year ended
                        December 31, 1994.

             10.(a)     The General Re Corporation 1995 Long-Term Compensation Plan.(1)

                (b)     Form of Indemnity Agreement among the Corporation and directors and executive officers is incorporated by reference from the Corporation's
                        Annual Report on Form 10-K for the fiscal year ended December 31, 1994.(1)

                (c)     The General Reinsurance Supplemental Benefit Equalization Plan.(1)

                (d)     The General Re Corporation Retirement Plan for Directors.(1)

                (e)     The General Re Corporation Deferred Compensation Plan for Directors.(1)

---------------
1 Management contracts or compensatory plans filed pursuant to Item 14(c).

             11.        Computation of Earnings Per Share.
             21.        Subsidiaries of the Registrant.
             23.        Consent of Independent Accountants.
             24.        Powers of Attorney of Directors.
             27.        Financial Data Schedule.
             28.        Combined United States Property/Casualty Insurance Companies Schedule P
                        to be filed under cover of Form SE.

(B) REPORTS ON FORM 8-K

    Form 8-K, dated November 22, 1995, filed on November 22, 1995, containing
    Item 5.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                               GENERAL RE CORPORATION
                                                       (Registrant)

                                          By ELIZABETH A. MONRAD
                                             (Elizabeth A. Monrad, Vice
                                             President and Treasurer)

Dated: March 25, 1996

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

               SIGNATURE                                TITLE                        DATE
-----------------------------------------------------------------------------   ---------------
           RONALD E. FERGUSON           Chairman and Chief Executive            March 25, 1996
          (Ronald E. Ferguson)          Officer and Director
           JOSEPH P. BRANDON            Vice President and Chief Financial      March 25, 1996
          (Joseph P. Brandon)           Officer
                                        (Principal Financial Officer)
          ELIZABETH A. MONRAD           Vice President and Treasurer            March 25, 1996
         (Elizabeth A. Monrad)          (Principal Accounting Officer)
          *LUCY WILSON BENSON           Director                                March 25, 1996
          (Lucy Wilson Benson)
            *WALTER M. CABOT            Director                                March 25, 1996
           (Walter M. Cabot)
          *WILLIAM C. FERGUSON          Director                                March 25, 1996
         (William C. Ferguson)
            *DONALD J. KIRK             Director                                March 25, 1996
            (Donald J. Kirk)
             *KAY KOPLOVITZ             Director                                March 25, 1996
            (Kay Koplovitz)
           *EDWARD H. MALONE            Director                                March 25, 1996
           (Edward H. Malone)
          *ANDREW W. MATHIESON          Director                                March 25, 1996
         (Andrew W. Mathieson)
           *DAVID E. MCKINNEY           Director                                March 25, 1996
          (David E. McKinney)

               SIGNATURE                                TITLE                        DATE
-----------------------------------------------------------------------------   ---------------
            *STEPHEN A. ROSS            Director                                March 25, 1996
           (Stephen A. Ross)
          *WALTER F. WILLIAMS           Director                                March 25, 1996
          (Walter F. Williams)

---------------

*By either Charles F. Barr or Robert D. Graham pursuant to a power of attorney.

                             GENERAL RE CORPORATION

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                             GENERAL RE CORPORATION

                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994
                                (PARENT COMPANY)
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                            1995        1994
                                                                           -------     -------
ASSETS
  Fixed maturities, available-for-sale...................................  $   212     $    94
  Equity securities, at fair value.......................................       70          --
  Short-term investments, at amortized cost which approximates fair
     value...............................................................       21          20
  Investment in subsidiaries, at equity..................................    6,559       5,009
  Other invested assets..................................................       39          92
  Other assets...........................................................       32          20
  Due from subsidiaries..................................................       32          49
                                                                           -------     -------
          Total assets...................................................  $ 6,965     $ 5,284
                                                                           =======     =======
LIABILITIES
  Commercial paper.......................................................       --     $    31
  Notes payable due 2009.................................................  $   150         150
  Income taxes...........................................................      125         134
  Other liabilities......................................................      102         109
                                                                           -------     -------
          Total liabilities..............................................      377         424
                                                                           -------     -------
Cumulative convertible preferred stock (shares issued: 1,724,037 in 1995
  and 1,734,717 in 1994; no par value)...................................      147         148
Loan to employee savings and stock ownership plan........................     (146)       (147)
                                                                           -------     -------
                                                                                 1           1
                                                                           -------     -------
COMMON STOCKHOLDERS' EQUITY
  Common stock (102,827,344 shares issued in 1995 and 1994; par value
     $.50)...............................................................       51          51
  Paid-in capital........................................................      635         604
  Unrealized appreciation of investments, net of deferred income taxes...    1,468         421
  Currency translation adjustments, net of deferred income taxes.........      (11)        (20)
  Retained earnings......................................................    5,986       5,330
  Less common stock in treasury, at cost (shares held: 20,714,069 in 1995
     and 20,955,202 in 1994).............................................   (1,542)     (1,527)
                                                                           -------     -------
          Total common stockholders' equity..............................    6,587       4,859
                                                                           -------     -------
          Total liabilities, cumulative convertible preferred stock and
           common stockholders' equity...................................  $ 6,965     $ 5,284
                                                                           =======     =======

                             GENERAL RE CORPORATION

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         CONDENSED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                (PARENT COMPANY)
                                 (IN MILLIONS)

                                                                        1995     1994     1993
                                                                        ----     ----     ----
REVENUES
  Distributions from subsidiaries
     Insurance subsidiaries...........................................  $420     $441     $295
     Other subsidiaries...............................................     8      394        5
                                                                        ----     ----     ----
          Total distributions from subsidiaries.......................   428      835      300
  Investment income...................................................    11       26       33
  Other revenues......................................................    22       37        8
  Net realized gains (losses) on investments..........................    (6)       6       (3)
                                                                        ----     ----     ----
                                                                         455      904      338
                                                                        ----     ----     ----
EXPENSES
  Other operating costs and expenses..................................    29       29       26
  Income tax expense (benefit)........................................     4       (4)     (15)
                                                                        ----     ----     ----
                                                                          33       25       11
                                                                        ----     ----     ----
          Income before equity income and cumulative-effect
            adjustments...............................................   422      879      327
                                                                        ----     ----     ----
Equity in net income of subsidiaries less dividends received of $428
  in 1995, $835 in 1994 and $300 in 1993..............................   403     (214)     370
Cumulative effect of accounting changes...............................    --       --       14
                                                                        ----     ----     ----
          Net income..................................................  $825     $665     $711
                                                                        ====     ====     ====

                             GENERAL RE CORPORATION

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       CONDENSED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                (PARENT COMPANY)
                                 (IN MILLIONS)

                                                                     1995      1994      1993
                                                                     -----     -----     -----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income.......................................................  $ 825     $ 665     $ 711
  Cumulative effect of accounting changes..........................     --        --       (14)
  Equity in net income of subsidiaries less dividends received.....   (403)      214      (370)
  Other............................................................      8       351      (294)
                                                                     -----     -----     -----
          Net cash from operating activities.......................    430     1,230        33
                                                                     -----     -----     -----
CASH FLOWS FROM INVESTING ACTIVITIES
  Fixed maturities:
     Purchases.....................................................   (344)     (132)     (484)
     Sales.........................................................    146       276       362
     Maturities....................................................     74        40        95
  Equity securities:
     Sales.........................................................     --         1        --
  Other invested assets............................................     --       105       (25)
  Net sales (purchases) of short-term investments..................      3       (20)       75
  Purchase of shares in GR-CK......................................     --      (884)       --
  Capital contribution to subsidiaries.............................   (125)       (6)      (10)
                                                                     -----     -----     -----
          Net cash (used in) from investing activities.............   (246)     (620)       13
                                                                     -----     -----     -----
CASH FLOWS FROM FINANCING ACTIVITIES
  Commercial paper borrowing (repayment), net......................    (31)     (230)      251
  Cash dividends paid to stockholders
     Common........................................................   (161)     (157)     (159)
     Preferred.....................................................    (11)      (11)      (11)
  Acquisition of treasury stock....................................    (30)     (222)     (134)
  Other............................................................     45        11         9
                                                                     -----     -----     -----
          Net cash used in financing activities....................   (188)     (609)      (44)
                                                                     -----     -----     -----
Change in cash.....................................................     (4)        1         2
Cash, beginning of year............................................      4         3         1
                                                                     -----     -----     -----
Cash, end of year..................................................  $  --     $   4     $   3
                                                                     =====     =====     =====

                             GENERAL RE CORPORATION

                SCHEDULE V--SUPPLEMENTARY INSURANCE INFORMATION

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                 (IN MILLIONS)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                                    COLUMN H
                          COLUMN C               COLUMN E                           BENEFITS,    COLUMN I
             COLUMN B      GROSS                  POLICY                            CLAIMS,    AMORTIZATION
 COLUMN A    DEFERRED      CLAIMS                BENEFITS     COLUMN F   COLUMN G    LOSSES    OF DEFERRED    COLUMN J   COLUMN K
   YEAR       POLICY        AND      COLUMN D       FOR         NET        NET        AND         POLICY       OTHER       NET
   AND      ACQUISITION    CLAIM     UNEARNED   LIFE/HEALTH   PREMIUM    INVESTMENT SETTLEMENT ACQUISITION    OPERATING  PREMIUMS
 SEGMENT       COST       EXPENSES   PREMIUMS    CONTRACTS    REVENUE     INCOME    EXPENSES      COSTS       EXPENSES   WRITTEN
------------------------------------------------------------------------------------------------------------------------------
1995
Property/Casualty
  United
 States...     $ 226      $ 9,356     $1,115           --      $2,853      $711      $1,919       $  706        $266      $2,964
  International...      183   4,896      667           --       2,288       247       1,761          490         111       2,429
Life/health...       25        --        131      $ 2,263         696        40         505          149          36         709
                ----      -------     ------       ------      ------      ----      ------       ------        ----      ------
  Total...     $ 434      $14,252     $1,913      $ 2,263      $5,837      $998      $4,185       $1,345        $413      $6,102
                ====      =======     ======       ======      ======      ====      ======       ======        ====      ======
1994
Property/Casualty
  United
 States...     $ 204      $ 8,578     $1,008           --      $2,394      $686      $1,709       $  535        $251      $2,581
  International...      120   3,580      494           --         394        52         272           79          52         420
Life/health...       --        --        140      $ 1,960          --        --          --           --          --          --
                ----      -------     ------       ------      ------      ----      ------       ------        ----      ------
  Total...     $ 324      $12,158     $1,642      $ 1,960      $2,788      $738      $1,981       $  614        $303      $3,001
                ====      =======     ======       ======      ======      ====      ======       ======        ====      ======
1993
Property/Casualty
  United
 States...     $ 147      $ 8,122     $  777      $    --      $2,225      $705      $1,557       $  510        $213      $2,275
  International...        6     330       63           --         221        43         166           42          34         249
                ----      -------     ------       ------      ------      ----      ------       ------        ----      ------
  Total...     $ 153      $ 8,452     $  840      $    --      $2,446      $748      $1,723       $  552        $247      $2,524
                ====      =======     ======       ======      ======      ====      ======       ======        ====      ======

---------------
Note: The totals shown in the Schedule include only the property/casualty and life/health operations of the Corporation and may not correspond with consolidated amounts.

                                 EXHIBIT INDEX

                                                                                                SEQUENTIALLY
EXHIBIT                                                                                           NUMBERED
  NO.                                           DESCRIPTION                                         PAGE
-------     ----------------------------------------------------------------------------------- ------------
    3(b)    The By-Laws of the Corporation, as amended and restated............................
   10(a)    The General Re Corporation 1995 Long-Term Compensation Plan........................
     (c)    The General Reinsurance Supplemental Benefit Equalization Plan.....................
     (d)    The General Re Corporation Retirement Plan for Directors...........................
     (e)    The General Re Corporation Deferred Compensation Plan for Directors................
   11       Computation of Earnings Per Share..................................................
   21       Subsidiaries of Registrant.........................................................
   23       Consent of Independent Accountants.................................................
   24       Powers of Attorney of Directors....................................................
   27       Financial Data Schedule............................................................