Form 10-Q
period 1996-03-31
GENERAL RE CORP
filed 1996-05-15
CIK 317745

GENERAL RE CORPORATION
Financial Centre
P.O. Box 10350
Stamford, CT  06904-2350



	May 15, 1996



Securities and Exchange Commission
450 Fifth Street, NW
Washington, D.C.  20549

Gentlemen/Ladies:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-Q.





	Very truly yours,



	Elizabeth A. Monrad












                               Form 10 - Q

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934


                 For Quarter Ended		March 31, 1996

                  Commission File Number	 	1-8026


                      GENERAL RE CORPORATION

         (Exact name of registrant as specified in its charter)

	           DELAWARE               		06-1026471
	(State or other jurisdiction of 		(I.R.S. Employer
 	incorporation or organization)		Identification No.)


	Financial Centre, P.O. Box 10350
	Stamford, Connecticut                         		06904-2350
	(Address of principal executive offices)	      	(Zip Code)


	Registrant's telephone number, with area code		(203) 328-5000


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
	Yes   *  	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

   	Class		                    	Outstanding at March 31, 1996

	Common Stock, $.50 par value			  80,422,596 Shares



GENERAL RE CORPORATION


INDEX


		PAGE NO.


PART I.  FINANCIAL INFORMATION

Consolidated Statements of Income
Quarter ended March 31, 1996 and 1995                                     3

Consolidated Balance Sheets
March 31, 1996 and December 31, 1995	                                     4

Consolidated Statements of Common Stockholders' Equity
Quarter ended March 31, 1996 and 1995	                                    5

Consolidated Statements of Cash Flows
Quarter ended March 31, 1996 and 1995	                                    6

Notes to Consolidated Interim Financial Statements	                   7 - 8

Management's Discussion and Analysis
	of Financial Condition and Results
	of Operations	                                                       9 - 15


PART II.  OTHER INFORMATION	                                         16 - 17












GENERAL RE CORPORATION
Consolidated Statements of Income
(in millions, except share data)


                                                          (Unaudited)
		                                                       Quarter ended
                                                            March 31,
                                                          1996	     1995
Premiums and other revenues

Net premiums written
	Property/casualty	                                      $1,210   	$1,007
	Life/health	                                               251 	     -
Total net premiums written	                              $1,461   	$1,007

Net premiums earned
	Property/casualty	                                      $1,294     	$955
	Life/health	                                               245	       -
Total net premiums earned 	                               1,539      	955

Net investment income	                                      285      	193
Other revenues	                                              68	       52
Net realized gains on investments	                           50	        7

	Total revenues	                                          1,942    	1,207

Expenses

Claims and claim expenses	                                  908      	662
Life/health benefits	                                       180	       -
Acquisition costs	                                          355      	229
Other operating costs and expenses	                         152    	   98

	Total expenses                                           1,595	      989

Income before income taxes and minority interest	           347      	218
Income tax expense	                                          87    	   35

	Income before minority interest	                           260      	183

Minority interest	                                           23 	    -

	NET INCOME	                                               $237     	$183


Share Data

Net income per common share	                              $2.87	     $2.20

Dividend per common share	                                $ .51     	$ .49

Average shares outstanding	                           81,457,455  	81,918,805


	See notes to the consolidated interim financial statements.

GENERAL RE CORPORATION
Consolidated Balance Sheets
(in millions, except share data)
                                                                                         (Unaudited)
Assets	                                                                          March 31, 1996	 Dec. 31, 1995
Investments:
  Fixed maturities:
    Available-for-sale (cost: $14,756 in 1996; $14,342 in 1995)	                    $15,402	     $15,225
    Trading (cost: $2,662 in 1996; $2,316 in 1995)	                                   2,607 	      2,317
  Equity securities, at fair value (cost: $2,314 in 1996; $2,363 in 1995)	            3,813   	    3,706
  Short-term investments, at amortized cost which approximates fair value	            1,760 	      1,449
  Other invested assets	                                                                841 	        797
      Total investments	                                                             24,423 	     23,494

Cash		                                                                                  323 	        258
Accrued investment income	                                                              329  	       390
Accounts receivable	                                                                  2,104  	     2,368
Funds held by reinsured companies	                                                    2,161 	      2,180
Reinsurance recoverable	                                                              2,864  	     2,794
Deferred acquisition costs	                                                             401  	       434
Securities purchased under agreements to resell	                                        110 	         66
Trading account assets	                                                               2,336 	      2,434
Other assets	                                                                         1,489	       1,528
      Total assets	                                                                 $36,540	     $35,946

Liabilities
Claims and claim expenses	                                                          $14,306	     $14,252
Policy benefits for life/health contracts	                                            2,340 	      2,263
Unearned premiums	                                                                    1,812 	      1,913
Other reinsurance balances	                                                           3,060 	      3,056
Notes payable and commercial paper	                                                     155  	       155
Income taxes	                                                                           651  	       634
Securities sold under agreements to repurchase	                                       2,283  	     1,263
Securities sold but not yet purchased	                                                  329  	       614
Trading account liabilities	                                                          2,577  	     2,627
Other liabilities	                                                                    1,341 	      1,357
Minority interest	                                                                    1,218	       1,224
    Total liabilities	                                                               30,072 	     29,358

Cumulative convertible preferred stock (shares issued: 1,720,888
   in 1996 and 1,724,037 in 1995; no par value)	                                        147	         147
Loan to employee savings and stock ownership plan	                                     (146)	       (146)
		                                                                                        1	           1
Common stockholders' equity
Common stock (102,827,344 shares issued in 1996 and 1995; par value $.50)	               51 	         51
Paid-in capital	                                                                        650 	        635
Unrealized appreciation of investments, net of deferred income taxes	                 1,418	       1,468
Currency translation adjustments, net of deferred income taxes	                         (23)	        (11)
Retained earnings	                                                                    6,179	       5,986
Less common stock in treasury, at cost (shares held: 22,404,748 in 1996
   and 20,714,069 in 1995)	                                                          (1,808)	     (1,542)
     Total common stockholders' equity	                                               6,467	       6,587
   Total liabilities, cumulative convertible preferred stock and
      common stockholders' equity	                                                  $36,540      $35,946

	See notes to the consolidated interim financial statements.

GENERAL RE CORPORATION
Consolidated Statements of Common Stockholders' Equity
 (in millions)

                                              		           	 (Unaudited)
			                                                         Quarter ended
			                                                           March 31,
	                                                             1996	  1995
Common stock:
	Beginning of period	                                         $  51	  $ 51
	Change for the period	                                           -  	   -
		End of period	                                                  51	   51

Paid-in capital:
	Beginning of period	                                            635	  604
	Stock issued under stock option and other incentive arrangements	13	    3
	Other	                                                            2	    2
		End of period	                                                 650	  609

Unrealized appreciation of investments, net of deferred income taxes:
	Beginning of period	                                          1,468	  421
	Change for the period	                                          (80)	 385
	Applicable income taxes	                                         30	 (135)
		End of period                                               	1,418	  671

Currency translation adjustments, net of deferred income taxes:
	Beginning of period	                                            (11)		(20)
	Change for the period	                                          (12)   (1)
		End of period	                                                 (23)	 (21)

Retained earnings:
	Beginning of period	                                          5,986	5,330
	Net income	                                                     237	  183
	Dividends paid on common stock	                                 (41)  (40)
	Dividends paid on preferred stock, net of income taxes	          (3)   (3)
	Other	                                                            -     1
		End of period	                                               6,179	5,471

Common stock in treasury:
 	Beginning of period	                                        (1,542)	(1,527)
	Cost of shares acquired during period	                         (270)  	-
	Issued under stock option and other incentive arrangements	       4	     3
		End of period	                                              (1,808)(1,524)

	Total common stockholders' equity	                           $6,467	$5,257






See notes to the consolidated interim financial statements.

5
GENERAL RE CORPORATION
Consolidated Statements of Cash Flows
(in millions)
		                                                               	(Unaudited)
			                                                             Quarter ended
			                                                                March 31,
	                                                                 1996	  1995
Cash flows from operating activities
	Net income	                                                     $237    $183
	Adjustments to reconcile net income to net cash provided
	by operating activities:
		Change in claim and claim expense liabilities	                   54     431
		Change in policy benefits for life/health contracts	             77      -
		Change in reinsurance recoverable	                              (70)   (116)
		Change in unearned premiums	                                    (79)     50
		Amortization of acquisition costs	                              355	    229
		Acquisition costs deferred	                                    (322)   (240)
		Trading account activities
			Change in trading account securities	                         (944) (1,524)
			Securities purchased under agreements to resell                (44)    452
			Securities sold under agreements to repurchase	              1,020	    628
			Change in  other trading balances	                              21	    470
		Other changes in assets and liabilities	                        298    (243)
		Net realized gains on investments	                              (50)     (7)
Net cash from operating activities	                               553     313

Cash flows from investing activities
	Fixed maturities: held-to-maturity
 	Purchases	                                                       -   	 (18)
		Calls and maturities	                                            -  	   92
		Sales	                                                           -   	  -
	Fixed maturities: available-for-sale
		Purchases	                                                  (2,368)	 (1,150)
		Calls and maturities	                                          278	      43
		Sales	                                                       1,743	     803
	Equity securities:
		Purchases	                                                    (265)	   (166)
		Sales	                                                         195	     112
	Net purchases of short-term investments                         104	     (11)
	Net purchases of other invested assets	                          (5)   	 (26)
Net cash used in investing activities	                          (318)	   (321)

Cash flows from financing activities
	Commercial paper (repayment) borrowing, net	                     -  	    (31)
	Change in contract deposits	                                     117	     68
	Cash dividends paid to common stockholders 	                     (41)	   (40)
	Acquisition of treasury stock	                                  (263)	     -
	Other		                                                           17   	   6
Net cash (used in) from financing activities	                    (170)  	   3

Change in cash	                                                    65     	(5)

Cash, beginning of period	                                        258	    242

Cash, end of period	                                             $323	   $237



See notes to the consolidated interim financial statements.

GENERAL RE CORPORATION

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.	General - The interim financial statements have been prepared on the basis of generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of results for such periods.  The results of operations for any interim period are not necessarily indicative of results for the full year.  These financial statements should be read in conjunction with the financial statements and related notes in the Corporation's 1996 Annual Report filed on Form 10-K.  Certain reclassifications have been made to 1995 balances to conform to the 1996 presentation.  The operating results of the Corporation's international reinsurance operations are reported on a quarter lag.

2.	Cologne Re - As a result of the ownership and control structure, the
Corporation's consolidated statements of income and cash flows include the results from operations and cash flows of Cologne Re and the related joint-venture company, GR-CK.  These results and cash flows were not included in the comparable 1995 amounts, since the formation of GR-CK did not occur until
December 28, 1994 and the Corporation reports the results of Cologne Re and
GR-CK on a one quarter lag.  The minority interest included in the Corporation's statement of income and balance sheet relates to the economic interest of Cologne
Re not owned by GR-CK and the Class A shares of GR-CK, which are not owned by the Corporation.

3.	Income Taxes - The Corporation's effective income tax rate differs from current statutory rates principally due to tax-exempt interest income and dividends received deductions.  The Corporation paid income taxes of $31 million and $17 million in the quarters ended March 31, 1996 and 1995, respectively.

4.	Reinsurance Ceded - The Corporation utilizes reinsurance to reduce its exposure to large losses.  The income statement amounts for premiums written, premiums earned, claims and claim expenses incurred and life/health benefits are reported net of reinsurance.  Direct, assumed, ceded and net amounts for the quarters ended March 31, 1996 and 1995 were as follows (in millions):

	           Property/Casualty	  Life/Health		  Claims and	     Life/Health
	            Written	 Earned	  Written	Earned	 Claim Expenses	  Benefits
1996
Direct	       $111	    $103	      -  	   -          $65	            -
Assumed	     1,285    1,402	     $289	  $299	     1,021	          $240
Ceded	        (186)    (211)	     (38)   (54)      (178)          	(60)
Net	        $1,210	  $1,294	     $251	  $245	      $908           $180

1995
Direct	       $129	    $113   	   -   	    -   	  $  90	            -
Assumed	     1,050	   1,013	      -   	    -        666           	 -
Ceded	        (172)    (171)	     -   	    -        (94)	           -
Net 	       $1,007	    $955	      -   	    -       $662	            -





7
GENERAL RE CORPORATION

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(continued)


5. 	Allowance for Doubtful Accounts - The Corporation establishes an allowance for uncollectible reinsurance recoverables and other doubtful receivables.  The allowance was approximately $138 million and $135 million at March 31, 1996 and December 31, 1995, respectively.

6.	Per Common Share Data - Income per common share is based on net income less preferred dividends divided by the weighted average common shares outstanding during the period.  The weighted average number of common shares outstanding was 81,457,455 and 81,918,805 for the quarters ended March 31,
1996 and 1995.

7.	New Accounting Standards - In October 1995, the Financial Accounting
Standards Board (FASB) issued Statement of Financial Accounting Standards
No. 123, Accounting for Stock-Based Compensation.  The Statement establishes financial accounting and reporting standards for stock-based employee compensation plans and is effective in 1996.  The Statement defines a fair-value based method of accounting for stock option plans whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period.  Under the new Statement, companies may continue to measure compensation cost of stock-based plans using the current accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to
Employees. Companies electing to remain with the accounting in Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair-value based method of accounting defined in the Statement were applied.

	The Corporation has elected to continue its current method of accounting
for stock-based compensation plans.   The fair-value based disclosures, which are
only required in full-year financial statements, will be included in the Corporation's
 1996 Annual Report on Form 10-K.

	In March 1995, the FASB issued Statement No. 121, Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.
The Statement established accounting standards for impairment of long-lived assets, certain identifiable intangibles and goodwill.  The Statement requires that long-lived assets and intangibles be reviewed for impairment using an estimate of future undiscounted cash flows compared to the carrying amount of the assets.  The
Statement was effective January 1, 1996 and had no effect on the results from operations, financial position or cash flows of the Corporation in the first quarter of 1996.









 MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Consolidated

Income from operations, excluding after-tax realized gains/losses, was $2.58 per share in the first quarter of 1996, an increase of 20.0 percent from the $2.15 per share earned in the comparable period in 1995.  Net income for the first quarter of 1996 included after-tax realized gains of $.29 per share, compared with a gain of
$.05 per share in the first quarter of 1995.   The improved results in the first quarter
of 1996 were primarily attributable to underwriting profits in the United States, acceptable margins in the international property/casualty and life/health operations and improved profitability at GRFP.  Due to the Corporation's reporting of its international operations on a quarter lag, the results for the first quarter of 1995 do not include Cologne Re and the related joint-venture company, GR-CK, since the formation of GR-CK did not occur until December 28, 1994.

Consolidated net premiums written for the first quarter of 1996 were $1,461 million, an increase of 45.1 percent from $1,007 million in 1995. United States property/casualty premiums written were $689 million in the first quarter of 1996, compared with $686 million in 1995, an increase of 0.5 percent.  Included in net premiums written in the first quarter of 1995 was approximately $40 million for a large quota share treaty contract that was not renewed in 1996. Excluding the impact of this contract, total United States property/casualty premiums grew
6.7 percent.  The international property/casualty subsidiaries' net premiums written were $521 million in the first quarter of 1996, an increase of $200 million from the comparable amount in 1995.  In the first quarter of 1995, the Corporation's wholly owned European operations began to include estimated premiums and losses for the current underwriting year in its financial results.  Excluding Cologne Re's premiums and the impact of estimating  current year's underwriting in 1995, international net premiums written increased 3.0 percent in the first quarter.
Net premiums written for the life/health segment, which consists of Cologne Re's
United States and international life/health operations, were $251 million for the first quarter of 1996.

Consolidated pretax net investment income was $285 million in the first quarter of 1996, compared with $193 million in 1995.  The consolidation of Cologne Re increased consolidated net pretax investment income in the first quarter of 1996 by $79 million.  Net investment income for the United States property/casualty operations of $169 million in the first quarter of 1996, declined compared with
$178 million in the first quarter of 1995 due principally to the effect of tax-exempt bond calls, the reallocation of investments from taxable to tax-exempt bonds and the repurchase of common shares.  Net investment income for the international property/casualty operations was $98 million in the first quarter of 1996, compared with
$11 million in the first quarter of 1995.  Net investment income for the life/health operations was $14 million in the first quarter of 1996.

The consolidated effective tax rate was 25.1 percent for the first quarter of 1996, compared with 15.9 percent in the first quarter of 1995.  The increase in the consolidated effective tax rate was the result of the increase in taxable income in the international and financial services subsidiaries.






 MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Corporation's net cash flow from consolidated operations was $553 million in the first quarter of 1996, compared to $313 million in the same period in 1995. Cash flows from operations for the United States property/casualty operations were $275 million and $311 million in the first quarters of 1996 and 1995, respectively. The financial services operations had net cash flows from operations of $63 million in the first quarter of 1996, compared to $30 million in the first quarter of 1995. The international property/casualty and life/health operations had cash flow from operating activities of $215 million for the first quarter of 1996, compared with a cash outflow of $28 million in 1995.

At March 31, 1996, total consolidated assets were $36,540 million, compared with $35,946 million at December 31, 1995.  The growth in total assets was due to increases of $772 million in the financial services segment, $138 million in the international property/casualty and life/health operations and a reduction of $316 million in the United States property/casualty operations.  The increase in the financial services assets primarily relates to the purchase of  investment securities to hedge open swap positions and an increase in the gross unrealized gain on the swap mark-to-market balance.  The growth in the assets of the international property/casualty and life/health operations was due to operating cash flow and investment appreciation. The decrease in the United States property/casualty assets was primarily the result of using operating cash flow to repurchase the
Corporation's common stock and a decline in the unrealized appreciation of the bond portfolio, partially offset by an increase in the unrealized appreciation of the equity portfolio.

During the first quarter of 1996, total invested assets increased by $929 million to $24,423 million. The growth in invested assets was due to increases of $683 million in the financial services segment, $319 million in the international property/casualty and life/health operations and a decrease of $73 million in the United States property/casualty operations.

The consolidated gross liability for claims and claim expenses for property/casualty operations was $14,306 million at March 31, 1996, an increase of $54 million over the year-end 1995 liability.  The asset for reinsurance recoverable on unpaid claims was $2,504 million at March 31, 1996, compared to $2,514 million at December
31, 1995.  At March 31, 1996, the gross liability for claims and claim expenses and the related asset for reinsurance recoverables include $1,881 million and $594 million, respectively, for environmental and latent injury claims.  These amounts include provisions for both reported and incurred but not reported claims.

Common stockholders' equity at March 31, 1996 was $6,467 million, a decrease of 1.8 percent from the $6,587 million at December 31, 1995. The decrease in common stockholders' equity during the first quarter of 1996 was principally the result of net income of $237 million offset by common share repurchases of $270 million, a decrease in after-tax unrealized investment gains of $51 million, unrealized foreign currency translation losses of $12 million and common and preferred stock dividends of $44 million. On a per share basis, common stockholders' equity increased from $80.22 at December 31, 1995 to $80.41 at March 31, 1996.






 MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Dividends paid to common stockholders were $41 million and $40 million in the first quarter of 1996 and 1995, respectively.  The Corporation repurchased
1,832,100 shares of common stock during the first quarter of 1996 for aggregate consideration of $270 million, which equates to an average cost of $147.31 per share.  From January 1, 1996 through May 3, 1996, the Corporation has purchased 2,874,900 common shares at a total cost of $420 million.  These purchases completed the $300 million of share repurchases authorized by the
Corporation's Board of Directors in February 1996.   In addition to specific
repurchase programs, the Corporation has standing authority to repurchase shares in anticipation of share issuances under various compensation plans.

During the second quarter of 1995, Cologne Re completed a rights offering that raised DM 437 million ($317 million at the June 30, 1995 exchange rate), which increased its capital under United States generally accepted accounting principles by 62.9 percent over the amount reported at December 31, 1994. In connection with Cologne Re's rights offering, GR-CK subscribed for its pro rata share, approximately DM 297 million ($215 million at the June 30, 1995 exchange rate), of the offering. In addition, the Corporation has purchased through March 31, 1996 an additional 137,354 ordinary and preference shares of Cologne Re for aggregate consideration of $72 million. These purchases maintained GR-CK's
66.3 percent ownership interest of Cologne Re and, in addition, gave the Corporation a direct interest of 7.4 percent in Cologne Re, bringing the Corporation's total consolidated interest to 73.7 percent at March 31, 1996.
The Corporation's financial statements include the additional percentage ownership in Cologne Re.

At March 31, 1996, the Corporation had $150 million of senior debt outstanding which matures in September 2009. This debt is rated AAA by Standard and Poor's
Corporation and Aa1 by Moody's Investors Services. From time to time the Corporation also issues short-term commercial paper to provide additional financial flexibility for its operations. Commercial paper offered by the Corporation is rated A1+ by Standard & Poor's Corporation and Prime 1 by
Moody's Investors Service. At March 31, 1996, no short-term commercial paper was outstanding.


United States Property/Casualty
                                                         First Quarter
(in millions)	                                         1996	       1995

Income before income taxes	                            $190	       $188
Pretax realized gains 	                                  10	         12
Income before income taxes and realized gains	         $180	       $176
Net premiums written	                                  $689	       $686
Net underwriting gain (loss)	                             8	         (8)
Net investment income	                                  169	        178
Combined underwriting ratio	                           98.9%	     101.1%
Operating cash flow	                                   $275	       $311


MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Pretax income for the United States property/casualty operations, excluding realized gains, increased 2.2 percent in the first quarter of 1996 compared with the first quarter of 1995.  The improvement in pretax income for the segment was primarily due to improvement of $16 million in the underwriting result which was offset by a decline in investment income and other revenues. In the first quarter of
1996, the GAAP combined underwriting ratio for the United States property/casualty operations was 98.9 percent, compared with 101.1 percent for the first quarter of 1995 and 99.6 percent for the full year 1995.

Net premiums written for the United States property/casualty operations were
$689 million in the first quarter of 1996, up slightly from $686 million in the first quarter of 1995.  The growth in 1996's first quarter premiums was adversely impacted by the nonrenewal of a large quota share treaty which contributed approximately $40 million of net premiums written in the first quarter of 1995.
Adjusting for the nonrenewal of this treaty, total net premiums grew by 6.7 percent in the quarter.  Net premiums written by General Reinsurance Corporation's treaty and facultative operations, excluding the nonrenewal of the quota share contract,  increased by 5.9 percent during the quarter. For the General Star companies, which write primary and excess specialty insurance, net premiums written increased by 14.8 percent for the quarter.  For the Genesis operations, which provide direct excess insurance, net premiums written increased by 8.1 percent for the first quarter of 1996 compared to the same period in 1995.

Pretax investment income for the United States property/casualty operations decreased 5.2 percent compared to the first quarter of 1995.  On an after-tax basis, net investment income increased slightly from $144 million to $145 million during the quarter.  Average yields for the United States fixed income portfolio declined during the quarter in various sectors; tax-exempt securities' average yield declined 13 basis points, short term funds declined 18 basis points and common equities fell 25 basis points. The overall annualized pretax yield on the
United States invested asset portfolio was 5.2 percent in the first quarter of 1996 compared with 6.2 percent in 1995. The pretax and after-tax yield for the first quarter of 1996 on the segment's fixed maturity portfolio was 6.8 percent and
5.8 percent, respectively, compared with 7.4 percent and 6.1 percent, respectively, in the first quarter of 1995.

During the first quarter of 1996, the Corporation had approximately $175 million of calls and maturities on grandfathered tax-exempt bonds.  These bonds had an average yield of approximately 8.0 percent and the proceeds from the calls were reinvested at an average yield of approximately 5.2 percent.  In addition, based on the Corporation's current investment portfolio and the current yield curve, the
Corporation presently anticipates additional calls during 1996 of approximately
$340 million of grandfathered tax-exempt bonds with an average yield of approximately 8.1 percent, which will adversely affect average portfolio yields and investment income.

The gross liability for claims and claim expenses for the United States property/casualty operations was $9,446 million at March 31, 1996, an increase of $90 million, or 1.0 percent, over the year-end 1995 liability.  The asset for reinsurance recoverable on unpaid claims was $1,980 million at March 31,
1996, compared to $1,971 million at December 31, 1995.  At March 31, 1996, total assets of the United States property/casualty operations were $17,104 million, compared with $17,420 million at December 31, 1995.




MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


International Property/Casualty
                                                               First Quarter
(in millions)	                                                   1996	1995

Income before income taxes and minority interest	                $115	  $20
Pretax realized gains (losses)	                                    36    (5)
Income before income taxes, minority interest and
    realized gains (losses)	                                      $79   $25
Net premiums written	                                            $521	 $321
Net underwriting (loss) gain	                                     (11)   14
Net investment income	                                             98	   11
Combined underwriting ratio	                                    101.7%	94.9%
Operating cash flow	                                             $215	 $(28)

The international property/casualty operations' income before income taxes, minority interest and realized gains increased 217.3 percent for the first quarter of 1996 compared with the first quarter of 1995.  As stated earlier, the results of the international property/casualty segment include the operations of Cologne Re and GR-CK during the first quarter of 1996 and do not include their results in the first quarter of 1995.  For the first quarter of 1996, income for the international property/casualty operations increased as compared to 1995's first quarter due to improved underwriting results in the Corporation's wholly owned international subsidiaries and the inclusion of the results of GR-CK and Cologne Re.

International net premiums written were $521 million in the first quarter of 1996, compared with $321 million in the first quarter of 1995.  During 1995, the
Corporation combined its subsidiaries located in the United Kingdom and
Switzerland to enhance client service and to improve the capital efficiency of its
European operations.  In the first quarter of 1995, the combined operations began to include estimated premiums, commissions and losses for the current underwriting year in its financial results.  This change increased net premiums written for the first quarter of 1995 and significantly impacts comparisons between 1996 premiums written and 1995.  Excluding Cologne Re's premiums and the change in estimation method, the international property/casualty segment's net premiums grew by 3.0 percent for the first quarter of 1996.

Pretax investment income for the international property/casualty operations was $98 million for the first quarter of 1996, compared with $11 million in the same period of 1995. The increase in investment income is due to including the investment income of Cologne Re and GR-CK and growth in the wholly owned subsidiaries' investment portfolio. Excluding the effect of Cologne Re and GR-CK, the international property/casualty segment's net investment income for the first quarter of 1996 grew by $11 million. The overall annualized pretax yield on the invested asset portfolio was 6.0 percent in the first quarter of 1996, compared with 7.1 percent in the same period in 1995. The decline in investment yield was due principally to the inclusion of Cologne Re's shorter-duration portfolio and Cologne Re's contractual sharing of investment income with ceding companies under certain reinsurance agreements.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


At March 31, 1996, total assets of the international property/casualty operations were $13,253 million, compared with $13,115 million at December 31, 1995.
The increase in total assets in 1996 was due to the continued growth of the international operations' underwriting portfolios and unrealized appreciation in their investment portfolios.  The gross liability for claims and claim expenses was
$4,860 million at March 31, 1996 compared with $4,896 million at December 31,
1995.  The asset for reinsurance recoverable on unpaid claims was $525 million at
March 31, 1996, compared to $544 million at December 31, 1995.

Financial Services

Financial services operations include the Corporation's derivative products, investment management, insurance brokerage and management, reinsurance brokerage, underwriting services and real estate management subsidiaries. In
August 1996, the Corporation acquired all of the outstanding stock of New
England Asset Management, which provides investment management services primarily for insurance companies. Through the combination of this and existing investment management operations, the Corporation has 48 insurance company clients and approximately $10 billion of client assets under management.

Pretax income for the financial services operations was $27 million in the first quarter of 1996, compared with $10 million in the first quarter of 1995.  The increase in the segment's pretax income for the quarter over the comparable quarter of 1995 was primarily due to growth in revenues and income for General
Re Financial Products Corporation ("GRFP").  Pretax income of the other operations in the financial services segment also grew during the quarter.  The increase in GRFP's income for the quarter compared to 1995's first quarter was primarily due to a significant increase in transaction revenue, particularly in specialty products and swap transactions outside of North America.

At March 31, 1996, total assets of the financial services operations were $6,183 million, compared with $5,411 million at December 31, 1995.  GRFP's market exposures arising from derivative products are managed through the purchase and sale of government securities, futures and forward contracts or offsetting derivatives transactions.  The amount and nature of the financial services segment's assets and liabilities are significantly affected by the risk management strategies utilized by GRFP to reduce market, currency rate, and interest rate risk.  The purchase of government securities financed through collateralized repurchase agreements and the sale of government securities, whose proceeds are invested in reverse repurchase agreements, may cause short-term fluctuations in GRFP's assets and liabilities.  The use of these transactions to offset GRFP's market exposures will increase or decrease the amount of GRFP's trading account assets or liabilities. While these risk management strategies may have a significant impact on the amount of assets and liabilities, they generally do not have a material effect on the Corporation's results from operations or common stockholders' equity.







MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


During the first quarter of 1996, total invested assets of the financial services operations increased $683 million to $3,161 million.  Securities purchased under agreements to resell, which represent short-term liquid investment of excess funds, increased $44 million in the first quarter of 1996 to $110 million.  Securities sold under agreements to repurchase, which are short-term borrowings of funds, increased $1,020 million in the first quarter of 1996 to $2,283 million.
Securities sold, but not yet purchased, which decreased by $285 million during
1996, represent obligations of the Corporation to deliver the specified security at the contracted price, thereby creating a liability to purchase the security in the market at prevailing prices.  Accordingly, the Corporation's ultimate obligation to satisfy the sale of securities sold, but not yet purchased may exceed the amount recognized in the balance sheet.  The Corporation controls this risk and other market risks associated with its derivative products operations through, among other techniques, strict market position limits, marking the trading portfolio to market on a daily basis, ongoing monitoring and analysis of its market exposures, and periodically stress testing the portfolio.

Life/Health

This segment includes the United States and international life/health operations of Cologne Re.  For the first quarter of 1996, the life/health operations' income before taxes and minority interest was $14 million.  This compares with  $15 million, $17 million and $19 million, in the second through fourth quarters of 1995, respectively.  Pretax income for the first quarter is primarily comprised of underwriting income of $1 million and investment income of $14 million.
Life/health premiums written were $251 million for the first quarter of 1996 compared with $220 million, $236 million and $253 million in the second through fourth quarters of 1995. During the first quarter, the United States underwriting result experienced unfavorable mortality experience due to a few large individual claims.

The liability for policy benefits for life/health contracts was $2,340 million at March 31, 1996, compared with $2,263 million at December 31, 1995. The asset for reinsurance recoverable on unpaid losses was $216 million at March 31, 1996, compared to $201 million at December 31, 1995. Cologne Re manages its invested assets and total assets on an aggregate basis for the life/health and property/casualty business and does not presently disaggregate these accounts by segment. The invested asset and total asset disclosures in the international property/casualty segment include all of Cologne Re's invested assets.












PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	Exhibit #11 - Statement re: computation of earnings per share

(b)	Reports on Form 8-K

	None




SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


	GENERAL RE CORPORATION
	(Registrant)


Date:         May 15,  1996    	JOSEPH P. BRANDON
	                                   Joseph P. Brandon
	                                   Vice President and Chief Financial Officer
	                                   (Principal Financial Officer)



Date:         May 15, 1996    	ELIZABETH A. MONRAD
	                                   Elizabeth A. Monrad
	                                   Vice President and Treasurer
	                                   (Principal Accounting Officer)






GENERAL RE CORPORATION
COMPUTATION of EARNINGS PER SHARE
(in millions, except per share data)



                                                        Quarter Ended
	                                                         March 31,
Earnings Per Share of Common Stock	                 1996	           1995

Net income (applicable to
 common stock) (a)		                                $234		          $180

Average number of common shares
  outstanding		                               81,457,455	      81,918,805

Net income per share		                             $2.87		         $2.20


(a)	After deduction of preferred stock dividends of $3 million for the quarters ended March 31, 1996 and 1995.

(b)	Fully diluted earnings per share are not reported because the effect of potentially dilutive securities was not significant.



















