Form 10-Q
period 1996-06-30
GENERAL RE CORP
filed 1996-08-14
CIK 317745

GENERAL RE CORPORATION
                              Financial Centre
                               P.O. Box 10350
                         Stamford, CT  06904-2350



                                             	August 13, 1996



Securities and Exchange Commission
450 Fifth Street, NW
Washington, D.C.  20549

Gentlemen/Ladies:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-Q.





                                     	Very truly yours,



                                     	Elizabeth A. Monrad
















                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                    Form 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended		June 30, 1996

Commission File Number	 	1-8026


                           GENERAL RE CORPORATION

           (Exact name of registrant as specified in its charter)

                DELAWARE               		            06-1026471
       (State or other jurisdiction of 	     	    (I.R.S. Employer
       incorporation or organization)		            Identification No.)

      	Financial Centre, P.O. Box 10350
      	Stamford, Connecticut                         		06904-2350
     	(Address of principal executive offices)	       	(Zip Code)

      	Registrant's telephone number, with area code		(203) 328-5000


                                   		None	_
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
                        	Yes   *  	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

	Class			Outstanding at June 30, 1996

	Common Stock, $.50 par value			  78,567,804 Shares





                           GENERAL RE CORPORATION


                                   INDEX


                                                            		PAGE NO.


PART I.  FINANCIAL INFORMATION

Consolidated Statements of Income
Three and six months ended June 30, 1996 and 1995	               3

Consolidated Balance Sheets
June 30, 1996 and December 31, 1995	                             4

Consolidated Statements of Common Stockholders' Equity
Six months ended June 30, 1996 and 1995	                         5

Consolidated Statements of Cash Flows
Six months ended June 30, 1996 and 1995	                         6

Notes to Consolidated Interim Financial Statements	          7 - 9

Management's Discussion and Analysis
	of Financial Condition and Results
	of Operations	                                            10 - 17


PART II.  OTHER INFORMATION	                               18 - 19












                           GENERAL RE CORPORATION
                     Consolidated Statements of Income
                    (in millions, except per share data)

	                                                        (Unaudited)
	                                         Three Months Ended	  Six Months Ended
	                                              June 30,          	June 30,
                                         	1996	     1995	       1996     	1995
Premiums and other revenues

Net premiums written
	Property/casualty	                     	$1,579  	$1,589	    	$2,789  		$2,595
	Life/health		                              259	     220	        510		     220
Total net premiums written	              $1,838  	$1,809	    	$3,299  		$2,815

Net premiums earned
	Property/casualty	          	           $1,424  	$1,345    		$2,718	  	$2,300
	Life/health		                              254	     215		       499	      215
Total net premiums earned 	               1,678    1,560	      3,217	    2,515

Net investment income     	                 288	     255		       573	     	449
Other revenues	                              78	      91		       146		     142
Net realized gains on investments	           30	      24		        80		      31

	Total revenues	                          2,074	   1,930    		 4,016 		  3,137

Expenses

Claims and claim expenses	                1,004	     998     		1,912  		1,661
Life/health benefits	                       184	     148	       	364		    148
Acquisition costs	                          389	     342		       744		    570
Other operating costs and expenses	         177      157		       329		    255

	Total expenses                          	1,754	   1,645     		3,349  		2,634

Income before income taxes and
  minority interest	                        320	     285	       	667	    	503
Income tax expense	                          74	      59		       161		     94

	Income before minority interest	           246	     226		       506		    409

Minority interest	                           22	      12		        45  		   12

	NET INCOME            	                   $224	    $214		      $461		   $397


Share Data

Net income per common share	              $2.80   	$2.58      	$5.67   	$4.78

Dividend per common share	                $0.51	    $.49	     	$1.02  		$ .98

Average shares outstanding                	79.3	    82.0	       80.4	    82.0


           	See notes to the consolidated interim financial statements.

                           GENERAL RE CORPORATION
                        Consolidated Balance Sheets
                      (in millions, except share data)
                                           	(Unaudited)
Assets                                    	June 30, 1996       	Dec. 31, 1995

Investments:
  Fixed maturities:
    Available-for-sale (cost:
      $14,887 in 1996; $14,342 in 1995)	         $15,370	          $15,225
    Trading (cost: $3,004 in 1996;
      $2,316 in 1995)	                             2,965            	2,317
  Preferred stocks, at fair value (cost:
      $368 in 1996; $453 in 1995)                   	374              	472
Common stocks, at fair value (cost: $2,102
   in 1996; $1,910 in 1995)	                       3,661            	3,234
  Short-term investments, at amortized cost
    which approximates fair value	                 1,523            	1,449
  Other invested assets	                             853          	    797
      Total investments                          	24,746           	23,494

Cash		                                               407              	258
Accrued investment income	                           386              	390
Accounts receivable	                               2,793            	2,368
Funds held by reinsured companies	                 2,141            	2,180
Reinsurance recoverable                           	2,867            	2,794
Deferred acquisition costs                          	439              	434
Securities purchased under agreements to resell     	157               	66
Trading account assets	                            2,350            	2,434
Other assets	                                      1,527       	     1,528
      Total assets	                              $37,813          	$35,946

Liabilities
Claims and claim expenses                       	$14,701         	$14,252
Policy benefits for life/health contracts	         2,378           	2,263
Unearned premiums	                                 1,993           	1,913
Other reinsurance balances	                        3,041           	3,056
Notes payable and commercial paper	                  379             	155
Income taxes	                                        593             	634
Securities sold under agreements to repurchase	    2,607           	1,263
Securities sold but not yet purchased	               568             	614
Trading account liabilities	                       2,664           	2,627
Other liabilities                                 	1,407           	1,357
Minority interest	                                 1,184         	  1,224
    Total liabilities	                            31,515          	29,358

Cumulative convertible preferred stock (shares
  issued: 1,719,371 in 1996 and 1,724,037 in
  1995; no par value)	                               147	            147
Loan to employee savings and stock ownership plan	  (146)	          (146)
		                                                     1	              1
Common stockholders' equity
Common stock (102,827,344 shares issued in 1996
  and 1995; par value $.50)	                          51             	51
Paid-in capital	                                     654            	635
Unrealized appreciation of investments, net of
  deferred income taxes	                           1,358          	1,468
Currency translation adjustments, net of deferred
  income taxes	                                      (45)	           (11)
Retained earnings	                                  6,361         	5,986
Less common stock in treasury, at cost (shares
 held: 24,259,540 in 1996 and 20,714,069
  in 1995)	                                        (2,082)       	(1,542)
     Total common stockholders' equity	             6,297      	   6,587
   Total liabilities, cumulative convertible
     preferred stock and common stockholders'
     equity	                                      $37,813	       $35,946

           	See notes to the consolidated interim financial statements.

                                GENERAL RE CORPORATION
                Consolidated Statements of Common Stockholders' Equity
                                  (in millions)

                                                    					(Unaudited)
                                                 					Six Months Ended
                                                     					June 30,
                                               	    	1996	        	1995
Common stock:
	Beginning of period		                               $51	          $51
	Change for the period			                              -	          	-
		End of period		                                     51	           51

Paid-in capital:
	Beginning of period		                               635	          604
	Stock issued under stock option and other
   incentive arrangements	                            16	            5
	Other		                                              	3	           	3
		End of period		                                    654          	612

Unrealized appreciation of investments,
  	net of deferred income taxes:
	Beginning of period	                             	1,468	         421
	Change for the period		                            (171)	        731
	Applicable income taxes			                           61	        (251)
		End of period		                                  1,358         	901

Currency translation adjustments,
	net of deferred income taxes:
	Beginning of period	                               	(11)	      	(20)
	Change for the period		                             (34)        	42
		End of period		                                    (45)        	22

Retained earnings:
	Beginning of period		                             5,986      	5,330
	Net income		                                        461	        397
	Dividends paid on common stock	                    	(81)       	(80)
	Dividends paid on preferred stock, net of
  income taxes	                                      	(5)        	(5)
	Other		                                              	-	         	1
		End of period	                                  	6,361      	5,643

Common stock in treasury:
	Beginning of period	                            	(1,542)    	(1,527)
	Cost of shares acquired during period		            (547)	        -
	Issued under stock option and other incentive
   arrangements		                                     	7        		6
		End of period	                                 	(2,082)   	(1,521)

	Total common stockholders' equity	              	$6,297	    $5,708


         See notes to the consolidated interim financial statements.





                            GENERAL RE CORPORATION
                    Consolidated Statements of Cash Flows
                                 (in millions)
                                           		            	(Unaudited)
      	                                               		Six months ended
		                                                         	June 30,
                                                       	1996	         1995
Cash flows from operating activities
	Net income	                                             $461        	$397
	Adjustments to reconcile net income to net
  cash provided	by operating activities:
		Change in claim and claim expense liabilities	          449	       1,259
		Change in policy benefits for life/health contracts	    115	         190
		Change in reinsurance recoverable	                      (73)	       (272)
		Change in unearned premiums	                            149	         360
		Amortization of acquisition costs	                      744        	 570
		Acquisition costs deferred	                            (749)       	(738)
		Trading account activities
			Change in trading account securities	               (1,154)	     (2,582)
			Securities purchased under agreements to resell	       (91)	        612
			Securities sold under agreements to repurchase	      1,344	       1,046
			Change in  other trading balances	                      13	         950
		Other changes in assets and liabilities	               (273)     	(1,106)
		Net realized gains on investments	                      (80)	        (31)
Net cash from operating activities	                       855	         655

Cash flows from investing activities
	Fixed maturities: held-to-maturity
		Purchases                                               	-         	 (24)
		Calls and maturities	                                    -          	178
		Sales	                                                   -          	  -
	Fixed maturities: available-for-sale
		Purchases	                                           (4,066)	     (2,869)
		Calls and maturities	                                   461	         156
		Sales	                                                3,043	       2,348
	Equity securities:
		Purchases		                                            (584)	       (438)
		Sales		                                                 378	         419
	Net purchases of short-term investments	                 328	        (305)
	Net purchases of other invested assets	                  (14)	        (81)
Net cash used in investing activities	                   (454)       	(616)

Cash flows from financing activities
	Commercial paper borrowing, net	                         225	         (31)
	Change in contract deposits	                             130	         (11)
	Cash dividends paid to common stockholders 	             (81)	        (80)
	Acquisition of treasury stock	                          (548)	          -
	Other		                                                   22	          10
Net cash used in financing activities	                   (252)	       (112)

Change in cash	                                           149	         (73)

Cash, beginning of period	                                258	         242

Cash, end of period	                                     $407	        $169


          See notes to the consolidated interim financial statements.

                          GENERAL RE CORPORATION

              NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.	General - The interim financial statements have been
prepared on the basis of generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and related notes in the Corporation's 1995 Annual Report filed on Form 10-K. Certain reclassifications have been made to 1995 balances to conform to the 1996 presentation. The operating results of the Corporation's international reinsurance operations are reported on a quarter lag.

2.	Cologne Re - The comparable 1995 year-to-date
amounts include only one quarter of income and cash flows for Cologne Re and GR-CK, since the formation of GR-CK did not occur until December 28, 1994 and the Corporation reports the results of its international operations on a one quarter lag. The minority interest included in the Corporation's statement of income and balance sheet relates to the economic interest of Cologne Re not owned by GR-CK and the Class A shares of GR-CK, which are not owned by the Corporation.

3.	Income Taxes - The Corporation's effective income
tax rate differs from current statutory rates principally due to tax-exempt interest income and dividends received deductions.
The Corporation paid income taxes of $136 million and $86 million in the six months ended June 30, 1996 and 1995, respectively.

4.	Reinsurance Ceded - The Corporation utilizes
reinsurance to reduce its exposure to large losses. The income statement amounts for premiums written, premiums earned, claims and claim expenses incurred and life/health benefits are reported net of reinsurance. Direct, assumed, ceded and net amounts for the six months ended June 30, 1996 and 1995 were as follows (in millions):

          	Property/Casualty	     	Life/Health		         Claims and      	Life/Health
	          Written	    Earned	    Written	   Earned   	Claim Expenses	   Benefits
	1996
	Direct	    $225	        $211        	-       	 -         	$152          	-
	Assumed  	3,006	       2,949	      $573	     $562       	2,153         	$448
	Ceded	     (442)	       (442)	      (63)     	(63)       	(393)         	(84)
	Net	     $2,789	      $2,718      	$510     	$499      	$1,912         	$364

	1995
	Direct	     $236	       $216       	-        	-          	$155          	-
	Assumed   	2,852	      2,576	      $244       	$239      	1,961	       $173
	Ceded     	(493)      	(492)      	(24)       	(24)      	(455)	       (25)
	Net      	$2,595     	$2,300      	$220       	$215      	$1,661      	$148


GENERAL RE CORPORATION

NOTES TO CONSOLIDATED INTERIM FINANCIAL
STATEMENTS (continued)


5. 	Allowance for Doubtful Accounts - The Corporation
establishes an allowance for uncollectible reinsurance recoverables and other doubtful receivables. The allowance was approximately $124 million and $135 million at June 30, 1996 and December 31, 1995, respectively.

6.	Per Common Share Data - Income per common share
is based on net income less preferred dividends divided by the weighted average common shares outstanding during the period. The weighted average number of common shares outstanding was 79,254,137 and 80,355,796 for the three and six months ended June 30, 1996, and 81,996,173 and 81,957,703 for the three and six months ended June 30, 1995.

7.	New Accounting Standards - In October 1995, the
Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. The Statement establishes financial accounting and reporting standards for stock-based employee compensation plans and is effective in 1996. The Statement defines a fair-value based method of accounting for stock option plans whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. Under the new Statement, companies may continue to measure compensation cost of stock-based plans using the current accounting prescribed by Accounting Principles Board
Opinion No. 25, Accounting for Stock Issued to Employees. Companies electing to remain with the accounting in Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair-value based method of accounting defined in the Statement were applied.

	The Corporation has elected to continue its current method of accounting for stock-based compensation plans.
The fair-value based disclosures, which are only required in full-year financial statements, will be included in the Corporation's 1996 Annual Report on Form 10-K.

	In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Statement established accounting standards for impairment of long-lived assets, certain identifiable intangibles and goodwill. The Statement requires that long-lived assets and intangibles be reviewed for impairment using an estimate of future undiscounted cash flows compared to the carrying amount of the assets. The Statement was effective January 1, 1996 and had no effect on the results from operations, financial position or cash flows of the Corporation in the first six months of 1996.

8.	Subsequent Events - On July 1, 1996 the Corporation
reached a definitive agreement to acquire all of the outstanding shares of National Re Corporation ("National Re"). Under terms of the merger agreement, National Re shareholders will have the right to receive, at the election of the holder, either:
(i) a fraction of a share of the Corporation's common stock determined by dividing $53 by the average closing price of the Corporation's common stock for the ten consecutive trading days immediately preceding the closing date of the merger, but not more than .39259 shares or less than .32121 shares, or
(ii) $53 in cash. The transaction provides for a minimum stock component of 50%. There is no minimum cash component.


GENERAL RE CORPORATION

NOTES TO CONSOLIDATED INTERIM FINANCIAL
STATEMENTS (continued)

	For shareholders electing stock, the transaction is expected to be tax free. The total consideration for the acquisition is expected to be approximately $940 million.
The Corporation plans to finance the cash component of the transaction from internal sources. The transaction, which is subject to, among other things, regulatory approvals and the approval of National Re shareholders, is expected to be completed in the fourth quarter.

	On July 1, 1996, ACE Limited finalized the acquisition of Tempest Reinsurance Company Limited ("Tempest"). In
exchange for its 20.7 percent interest in Tempest, its sponsor stock options, and early termination of its underwriting services agreement with Tempest, the Corporation received $216 million in cash. The effect of this transaction will be included in the Corporation's third-quarter financial statements.































 MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Consolidated

Income from operations, excluding after-tax realized gains and losses, was $2.65 per share in the second quarter of 1996, an increase of 11.8 percent from the $2.37 per share earned in the comparable period in 1995. Net income for the second quarter of 1996 included after-tax realized gains of $.15 per share, compared with a gain of $.21 per share in the second quarter of 1995. The improved results in the second quarter of 1996 were primarily due to an increase in underwriting profits and growth in investment income in the international operations.

For the first six months of 1996, net income was $5.67 per share, compared with $4.78 per share for the same period in 1995. Included in net income were after-tax realized gains of $.44 per share in the first six months of 1996, compared with $.26 per share in 1995. Due to the reporting of international operations on a quarter lag, the results for the first six months of 1996 include six months of income from operations for Cologne Re and the related joint-venture company GR-CK, compared to only three months of income for the same period in 1995.

Consolidated net premiums written for the second quarter of 1996 were $1,838 million, an increase of 1.6 percent from $1,809 million in 1995. Consolidated net premiums written for the first six months of 1996 were $3,299 million, compared with $2,815 million in 1995. United States property/casualty premiums written were $690 million in the second quarter of 1996, compared with $704 million in 1995, a decrease of 2.0 percent. A large quota share treaty contract that was not renewed in 1996 resulted in a decrease of approximately $35 million of net premiums written in the second quarter as compared with 1995. Excluding the impact of this contract, total United States property/casualty premiums grew 3.1 percent. The international property/casualty subsidiaries' net premiums written were $889 million in the second quarter of 1996, compared to $885 million for the same period in 1995. Net premiums written for the life/health segment, which consists of Cologne Re's United States and international life/health operations, were $259 million in the second quarter of 1996, an increase of $39 million from the comparable amount in 1995. This increase was primarily due to growth in the United States' individual life and group medical portfolios and growth in France, Spain and Australia.

Consolidated pretax net investment income was $288 million in the second quarter of 1996, compared with $255 million in 1995. Net investment income for the United States property/casualty operations of $172 million in the second quarter of 1996, declined compared with $176 million in the second quarter of 1995 due principally to the effect of tax-exempt bond calls, the reallocation of investments from taxable to tax-exempt bonds, and the repurchase of common shares. Net investment income for the international property/casualty operations was $97 million in the second quarter of 1996, compared with $61 million in the second quarter of 1995. Net investment income for the life/health operations was $13 million in the second quarter of 1996 and 1995.







 MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The consolidated effective tax rate was 23.1 percent for the second quarter of 1996, compared with 20.8 percent in the second quarter of 1995. The consolidated effective tax rate for the first six months of 1996 was 24.1 percent, compared to 18.7 percent in 1995. The increase in the consolidated effective tax rate was the result of an increase in the proportion of the Corporation's income earned by its international subsidiaries in higher tax rate jurisdictions.

The Corporation's net cash flow from consolidated operations was $855 million in the first six months of 1996, compared to $655 million in the same period in 1995. Cash flows from operations for the United States property/casualty operations were $350 million and $460 million in the first six months of 1996 and 1995, respectively. The financial services operations had net cash flows from operations of $109 million in the first six months of 1996, compared to $3 million in the first six months of 1995. The international property/casualty and life/health operations had cash flow from operating activities of $396 million for the first six months of 1996, compared with $192 million in 1995.

At June 30, 1996, total consolidated assets were $37,813 million, compared with $35,946 million at December 31, 1995.
The growth in total assets was due to increases of $1,385 million in the financial services segment, $675 million in the international property/casualty and life/health operations and a reduction of $193 million in the United States property/casualty operations. The increase in the financial services assets primarily relates to the purchase of investment securities to hedge open swap positions. The growth in the assets of the international property/casualty and life/health operations was due to operating cash flow and investment appreciation.
The decrease in the United States property/casualty assets was primarily the result of a decline in the unrealized appreciation of the bond portfolio and repurchases of the Corporation's common stock, partially offset by an increase in the unrealized appreciation of the equity portfolio.

During the first six months of 1996, total invested assets increased by $1,252 million to $24,746 million. The growth in invested assets was due to increases of $1,026 million in the financial services segment, $304 million in the international property/casualty and life/health operations and a decrease of $78 million in the United States property/casualty operations.

The consolidated gross liability for claims and claim expenses for property/casualty operations was $14,701 million at June 30, 1996, an increase of $449 million over the year-end 1995 liability. The asset for reinsurance recoverable on unpaid claims was $2,584 million at June 30, 1996, compared to $2,514 million at December 31, 1995. At June 30, 1996, the gross liability for claims and claim expenses and the related asset for reinsurance recoverables include $1,925 million and $634 million, respectively, for environmental and latent injury claims. These amounts include provisions for both reported and incurred but not reported claims.

Common stockholders' equity at June 30, 1996 was $6,297 million, a decrease of 4.4 percent from the $6,587 million at December 31, 1995. The decrease in common stockholders' equity during the first six months of 1996 was principally the result of net income of $461 million offset by common share repurchases of $547 million, a decrease in after-tax unrealized investment gains of $110 million, unrealized foreign currency translation losses of $34 million and common and preferred stock dividends of $86 million. On a per share basis, common stockholders' equity decreased slightly from $80.22 at December 31, 1995 to $80.15 at June 30, 1996.

11
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Dividends paid to common stockholders were $81 million and $80 million in the first six months of 1996 and 1995, respectively. The Corporation repurchased 3,755,300 shares of common stock during the first six months of 1996 for aggregate consideration of $547 million, which equates to an average cost of $145.71 per share. On June 12, 1996, the Corporation's Board of Directors approved a new repurchase program for $500 million. In addition to specific repurchase programs, the Corporation has standing authority to repurchase shares in anticipation of share issuances under various compensation plans. Since the inception of the repurchase program in 1987, the Corporation has repurchased 25,899,800 common shares for total consideration of $2,145 million.

During the second quarter of 1995, Cologne Re completed a rights offering that raised DM 437 million ($317 million at the June 30, 1995 exchange rate), which increased its capital under United States generally accepted accounting principles by 62.9 percent over the amount reported at December 31, 1994. In connection with Cologne Re's rights offering, GR-CK subscribed for its pro rata share, approximately DM 297 million ($215 million at the June 30, 1995 exchange rate), of the offering. In addition, the Corporation has purchased through June 30, 1996 an additional 80,523 ordinary and 64,440 preference shares of Cologne Re for aggregate consideration of $77 million. These purchases maintained GR-CK's 66.3 percent ownership interest of Cologne
Re and, in addition, gave the Corporation a direct interest of 7.8 percent in Cologne Re, bringing the Corporation's total consolidated interest to 74.1 percent at June 30, 1996. The Corporation's financial statements include the additional percentage ownership in Cologne Re.

At June 30, 1996, the Corporation had $150 million of senior debt outstanding which matures in September 2009. This debt is rated AAA by Standard and Poor's Corporation and Aa1 by Moody's Investors Services. Subsequent to the Corporation's announcement to acquire National Re, these senior-debt ratings were placed on credit watch. At June 30, 1996, $225 million of short-term commercial paper was outstanding. Commercial paper offered by the Corporation is rated A1+ by Standard & Poor's Corporation and Prime 1 by Moody's Investors Service.

On July 31, 1996, the Corporation increased its credit facility to $1.2 billion, of which $800 million is committed by a group of 24 banks for five years and $400 million for 364 days. The lines of credit provide the Corporation with support for its commercial paper program and enhance the Corporation's financial flexibility. The Corporation has not borrowed against its credit facilities to date.

United States Property/Casualty
       	                         	Second Quarter        		Year-to-date
(in millions)	                  1996	        1995	      1996	          1995

Income before income taxes	    $175	        $204	       $365	        $392
Pretax realized gains 	         (3)           26	          7	          38
Income before income taxes
  and realized gains	          $178        	$178	       $358	        $354
Net premiums written	          $690	        $704     	$1,378      	$1,389
Net underwriting gain	           6	            9	         14	           1
Net investment income	         172	          176	        340	         355
Combined underwriting ratio	   99.2%	       99.0%	      99.1%       	99.3%
Operating cash flow	            $75	         $149	      $350        	$460

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Pretax income for the United States property/casualty operations, excluding realized gains, was substantially unchanged in the second quarter of 1996, as compared to the second quarter of 1995, but increased 1.1 percent for the first six months of 1996. The $4 million increase in pretax income excluding realized gains for the first six months was primarily due to improvement of $13 million in the underwriting result, which was partly offset by a decline in investment income and other revenues. In the second quarter of 1996, the GAAP combined underwriting ratio for the United States property/casualty operations was 99.2 percent, compared with 98.8 percent for the second quarter of 1995. The GAAP combined ratio for the first six months of 1996 was 99.1 percent, compared with 100.0 percent for the first six months of 1995 and 99.6 percent for the full-year 1995.

Net premiums written for the United States property/casualty operations were $690 million in the second quarter of 1996 and $1,378 million in the first six months of 1996, representing a decline of 2.0 percent and 0.8 percent from the comparable 1995 amounts. Net premiums written in 1996 were adversely impacted in the second quarter by the nonrenewal of a large quota share treaty which resulted in a decrease in net premiums written of approximately $35 million in the second quarter of 1996 and $75 million for the first six months of 1996.
Adjusting for the nonrenewal of this treaty, United States property/casualty net premiums grew by 3.1 percent in the quarter and 4.9 percent for the first six months of 1996. Net premiums written by General Reinsurance Corporation, excluding the nonrenewal of the quota share contract, increased by 1.3 percent during the quarter and 3.6 percent year-to-date. These increases reflect a lower rate of growth in the United States property/casualty operations than experienced in the prior three years. The reduced growth rate results from an increasingly competitive pricing environment in both the primary insurance and reinsurance markets, where there are fewer attractive, new business opportunities that would meet the Corporation's underwriting standards.

For the General Star companies, which write primary and excess specialty insurance, net premiums written increased by
16.9 percent and 15.9 percent for the quarter and year-to-date. For the Genesis operations, which provide direct excess insurance, net premiums written increased by 12.6 percent for the first six months of 1996 compared to the same period in 1995.

Pretax investment income for the United States property/casualty operations decreased 2.3 percent compared to the second quarter of 1995 and 4.2 percent year-to-date.
On an after-tax basis, net investment income declined slightly from $153 million to $147 million during the quarter. Average yields for the United States fixed income portfolio as of June 30, 1996 declined in various sectors as compared to June 30, 1995; tax-exempt securities' average yield declined 58 basis points, short-term funds declined 43 basis points and common equities fell 61 basis points. The overall annualized pretax yield on the United States invested asset portfolio was 5.4 percent in the first six months of 1996, compared with 5.9 percent in the same period in 1995. The pretax and after-tax yield in the first six months of 1996 on the segment's fixed maturity portfolio was 6.6 percent and 5.6 percent, respectively, compared with 7.1 percent and 5.9 percent, respectively, in the same period in 1995.

During the first six months of 1996, the Corporation had approximately $286 million of calls and maturities on grandfathered tax-exempt bonds. These bonds had an average yield of approximately 8.0 percent and the proceeds from the calls were reinvested at an average yield of approximately 5.6 percent. In addition, based on the Corporation's current investment portfolio and the current yield curve, the Corporation presently anticipates

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


additional calls during 1996 of approximately $240 million of grandfathered tax-exempt bonds with an average yield of approximately 7.8 percent, which will adversely affect average portfolio yields and investment income.

The gross liability for claims and claim expenses for the United States property/casualty operations was $9,612 million at June 30, 1996, an increase of $256 million, or 2.7 percent, over the year-end 1995 liability. The asset for reinsurance recoverable on unpaid claims was $2,053 million at June 30, 1996, compared to $1,971 million at December 31, 1995. At June
30, 1996, total assets of the United States property/casualty operations were $17,227 million, compared with $17,420 million at December 31, 1995.

International Property/Casualty
                                 		Second Quarter	          		Year-to-date
(in millions)	                1996	        1995	        1996	         1995

Income before income taxes
 and minority interest	          $105	       $30	        $220           	$50
Pretax realized gains (losses)	    33	        (4)         	69	           (9)
Income before income taxes,
  minority interest and
    realized gains  	             $72	       $34        	$151         	$59
Net premiums written	            $889	       $885	      $1,411      	$1,206
Net underwriting loss	           (18)	       (38)	       (29)	        (23)
Net investment income	            97          	61       	196           	72
Combined underwriting ratio	    102.6%	     104.5%     	102.2%     	101.6%
Operating cash flow	            $181	         $220	      $396        	$192

The international property/casualty operations' income before income taxes, minority interest and realized gains increased
111.8 percent for the second quarter of 1996, compared with the second quarter of 1995 and 155.9 percent for the first six months of 1996 compared with the first six months of 1995.
For the second quarter of 1996, income for the international property/casualty operations increased as compared to 1995's second quarter due to improved underwriting results and increased investment income due to the growth in the segment's investment portfolio. This segment's year-to-date figures for 1995 include only one quarter of Cologne Re's results due to the quarter reporting lag.

International net premiums written were $889 million in the second quarter of 1996, compared with $885 million in the
second quarter of 1995.   Within the international
property/casualty segment, treaty volume, which is written mostly on a proportional basis, was essentially level with last year, reflecting an increasingly competitive environment in Europe, including Germany. Excess-of-loss property and casualty individual risk facultative business has experienced higher growth rates than proportional business in 1996.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Pretax investment income for the international property/casualty operations was $97 million for the second quarter of 1996, compared with $61 million in the same period of 1995. The increase in investment income is due to greater investment income from Cologne Re and GR-CK, as well as growth in the wholly owned subsidiaries' investment portfolio. The international property/casualty segment's net investment income for the first six months of 1996 increased by $124 million. This is primarily due to the inclusion of six months of investment income for Cologne Re and GR-CK in 1996 compared to only three months in 1995. The overall annualized pretax yield on the invested asset portfolio was 6.0 percent in the first six months of 1996, compared with 5.4 percent in the same period in 1995.

At June 30, 1996, total assets of the international property/casualty operations were $13,790 million, compared with $13,115 million at December 31, 1995.
The increase in total assets in 1996 was due to the continued growth of the international operations' underwriting portfolios and unrealized appreciation of the investment portfolios. The gross liability for claims and claim expenses was $5,089 million at June 30, 1996 compared with $4,896 million at December
31, 1995. The asset for reinsurance recoverable on unpaid claims was $531 million at June 30, 1996, compared to $544 million at December 31, 1995.


Financial Services
	                                  	Second Quarter        			Year-to-date
(in millions)	                    1996	         1995       	1996	      1995

Income before income taxes and
  minority interest	                $24	         $36	       $52	       $46
Pretax realized gains  	              -	           2	         2	         3
Income before income taxes,
  minority interest and
  realized gains  	                 $24	         $34	        $50	      $43

Total revenues                     	$62	         $79       	$127     	$117
Net investment income	                6          	5	         10	        9

Financial services operations include the Corporation's derivative products, investment management, insurance brokerage and management, reinsurance brokerage, underwriting services and real estate management subsidiaries.
In August 1995, the Corporation acquired all of the outstanding stock of New England Asset Management, which provides investment management services primarily for insurance companies. Through the combination of this and existing investment management operations, the Corporation has 51 insurance company clients and approximately $10 billion of client assets under management.

In the second quarter of 1996, the financial services segment had total revenues of $62 million, down 21.5 percent from
$79 million in the second quarter of 1995.  For the first
six months, total revenues increased from $117 million in 1995 to $127 million in 1996, an increase of 8.5 percent.  The decline in revenue in the second quarter was principally attributable to GRFP, which had a difficult comparison with 1995's excellent second quarter. Pretax income of both GRFP and the other operations in the financial services segment also grew during the six month period.
15

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


At June 30, 1996, total assets of the financial services operations were $6,797 million, compared with $5,411 million at December 31, 1995. GRFP's market exposures arising from derivative products are managed through the purchase and sale of government securities, futures and forward contracts or offsetting derivatives transactions. The amount and nature of the financial services segment's assets and liabilities are significantly affected by the risk management strategies utilized by GRFP to reduce market, currency rate, and interest rate risk. The purchase of government securities financed through collateralized repurchase agreements and the sale of government securities, whose proceeds are invested in reverse repurchase agreements, may cause short-term fluctuations in GRFP's assets and liabilities. The use of these transactions to offset GRFP's market exposures will increase or decrease the amount of GRFP's trading account assets or liabilities. While these risk management strategies may have a significant impact on the amount of assets and liabilities, they generally do not have a material effect on the Corporation's results from operations or common stockholders' equity.

During the first six months of 1996, total invested assets of the financial services operations increased $1,026 million to $3,504 million. Securities purchased under agreements to resell, which represent short-term liquid investment of excess funds, increased $91 million in the first six months of 1996 to $157 million. Securities sold under agreements to repurchase, which are short-term borrowings of funds, increased $1,344 million in the first six months of 1996 to $2,607 million. Securities sold, but not yet purchased, which decreased by $46 million during 1996, represent obligations of the Corporation to deliver the specified security at the contracted price, thereby creating a liability to purchase the security in the market at prevailing prices. Accordingly, the Corporation's ultimate obligation to satisfy the sale of securities sold, but not yet purchased may exceed the amount recognized in the balance sheet. The Corporation controls this risk and other market risks associated with its derivative products operations through, among other techniques, strict market position limits, marking the trading portfolio to market on a daily basis, ongoing monitoring and analysis of its market exposures, and periodically stress testing the portfolio.

Life/Health
                                 		Second Quarter	           		Year-to-date
(in millions)                   1996	          1995         	1996	       1995

Income before income taxes and
 minority interest	               $16          	$15	         $30         	$15
Pretax realized gains 	             -	            -	           2	           -
Income before income taxes,
  minority interest and
  realized gains                 	$16          	$15         	$28         	$15

Net premiums written            	$259	         $220        	$510       	$220
Net underwriting income	          4	            1            	6           	1
Net investment income	            13          	13           	27          	13




MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

This segment includes the United States and international life/health operations of Cologne Re. Similar to Cologne Re's property/casualty business, this segment's year-to-date figures for 1995 include only one quarter of results due to the quarter reporting lag. Pretax income for the second quarter of $16 million increased modestly from the $15 million in the comparable quarter of 1995, principally due to improved underwriting results and flat investment income. Life/health premiums written were $259 million for the second quarter of 1996, compared with $220 million in the second quarter of 1995. The increase was due to growth in the United
States' individual life and group medical portfolios and growth in business written in France, Spain and Australia.

The liability for policy benefits for life/health contracts was $2,378 million at June 30, 1996, compared with $2,263 million at December 31, 1995. The asset for reinsurance recoverable on unpaid losses was $228 million at June 30, 1996, compared to $201 million at December 31, 1995. Cologne Re manages its invested assets and total assets on an aggregate basis for the life/health and property/casualty business and does not presently disaggregate these accounts by segment. The invested asset and total asset disclosures in the international property/casualty segment include all of Cologne Re's invested assets.




























1


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

In May 1996, a criminal trial commenced against United States Aviation Underwriters, Inc. ("USAU"), a subsidiary of the Corporation, and John V. Brennan, former Chairman and
Chief Executive Officer of USAU, in the  United States
District Court for the Eastern District of New York. The criminal indictment alleged mail fraud in connection with the allocation of insurance claims between USAir and Ogden-Allied Corporation, arising out of the 1987 crash of a domestic USAir flight. On July 1, 1996, Mr. Brennan and USAU were found guilty. The Corporation plans to file motions seeking to overturn the verdict and also plans to file an appeal with the United States Circuit
Court of Appeals. It is not possible to estimate the liability to the Corporation if the verdict of guilty is not overturned on appeal, but the effect of such an event, net of existing provisions, is not expected to be material to the financial position, results of operations or cash flows of the Corporation.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	Exhibit #11 - Statement re: computation of earnings per share

(b)	Reports on Form 8-K

	A report on form 8-K dated July 1, 1996 was filed regarding the Corporation's agreement to purchase all of the outstanding shares of National Re Corporation.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              	GENERAL RE CORPORATION
                              	(Registrant)

Date:   August 13,  1996       	JOSEPH P. BRANDON
                               	Joseph P. Brandon
                               	Vice President and Chief Financial Officer
                               	(Principal Financial Officer)

Date:   August 13, 1996         	ELIZABETH A. MONRAD
                                	Elizabeth A. Monrad
                                	Vice President and Treasurer
                            				(Principal Accounting Officer)

GENERAL RE CORPORATION
COMPUTATION of EARNINGS PER SHARE
(in millions, except share data)




                               	Three Months Ended	           Six Months Ended
                                      	June 30,	                    June 30,

Earnings Per Share of Common Stock    	1996	      1995	      1996	      1995

Net income (applicable to
 common stock) (a)	                   $222       	$212      	$456	      $392

Average number of common shares
  outstanding	                  79,254,137 	81,996,173	 80,355,796		81,957,703

Net income per share                	$2.80      	$2.58	      $5.67	     	$4.78


(a)	After deduction of preferred stock dividends of $3
million and $5 million for the three and six months ended June
30, 1996 and 1995.

(b)	Fully diluted earnings per share are not reported
because the effect of potentially dilutive securities was not significant.












