Form 10-Q
period 1996-09-30
GENERAL RE CORP
filed 1996-11-14
CIK 317745

GENERAL RE CORPORATION
                            Financial Centre
                             P.O. Box 10350
                       Stamford, CT  06904-2350



November 14, 1996



Securities and Exchange Commission
450 Fifth Street, NW
Washington, D.C.  20549

Gentlemen/Ladies:

Pursuant to the requirements of the Securities Exchange
Act of 1934, we are transmitting herewith the attached
Form 10-Q.





                                  	Very truly yours,



                                  	Elizabeth A. Monrad
















                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  Form 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION
           13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended		September 30, 1996

Commission file number      		 	1-8026


                          GENERAL RE CORPORATION

         (Exact name of registrant as specified in its charter)

      	           DELAWARE               	     	06-1026471
     	(State or other jurisdiction of 	     	(I.R.S. Employer
      	incorporation or organization)      		Identification No.)

    	Financial Centre, P.O. Box 10350
	    Stamford, Connecticut                         		06904-2350
    	(Address of principal executive offices)	      	(Zip Code)

    	Registrant's telephone number, with area code		(203) 328-5000

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
                   	Yes   *  	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

	Class	                          		Outstanding at September 30, 1996

	Common Stock, $.50 par value	 		  78,323,425 Shares





                          GENERAL RE CORPORATION

                                 INDEX



	PART I.  FINANCIAL INFORMATION


                                                              		PAGE NO.
Item 1.	Financial Statements

		Consolidated Statements of Income
		Three and nine months ended September 30, 1996 and 1995	         3

		Consolidated Balance Sheets
		September 30, 1996 and December 31, 1995	                        4

		Consolidated Statements of Common Stockholders' Equity
		Nine months ended September 30, 1996 and 1995	                   5

		Consolidated Statements of Cash Flows
		Nine months ended September 30, 1996 and 1995	                   6

		Notes to Consolidated Interim Financial Statements              	7

  Item 2.	Management's Discussion and Analysis of
        		Financial Condition and Results of Operations	           9


			PART II.  OTHER INFORMATION


 Item 1.	Legal Proceedings	18

 Item 6.	Exhibits and Reports on Form 8-K

		(a)   Exhibit 11 - Statement Re: Computation of Per Share
        Earnings 	                                               18

		(b)	 Reports on Form 8-K	                                      19


                                     2

                             GENERAL RE CORPORATION
                       Consolidated Statements of Income
                      (in millions, except per share data)
	                                                   (Unaudited)
                                    	Three Months Ended  	  Nine Months Ended
                                       	September 30,        	September 30,

                                        	1996	     1995	      1996     	1995
Premiums and other revenues

Net premiums written
	Property/casualty		                  $1,390	     $1,460	    	$4,179	 	$4,055
	Life/health		                           275	        235	        785		    456
Total net premiums written	           $1,665	     $1,695	    	$4,964	 	$4,511

Net premiums earned
	Property/casualty		                  $1,378     	$1,427    		$4,096 		$3,727
	Life/health		                           276	        233		       775	     448
Total net premiums earned             	1,654      	1,660	     	4,871  		4,175

Net investment income	                   302	        269	       	875    		717
Other revenues	                           80	         83	       	226	    	224
Net realized gains (losses)
   on investments	                       (14)	        (8)	        66 		    24

	Total revenues	                       2,022	      2,004	    	 6,038		  5,140

Expenses

Claims and claim expenses             	1,002      	1,035     		2,915	  	2,696
Life/health benefits	                    212	        169	       	575	    	317
Acquisition costs	                       345        	376     		1,089    		946
Other operating costs and expenses	      185      	  148		       514 		   402

	Total expenses	                       1,744	      1,728	     	5,093	  	4,361

Income before income taxes and
  minority interest	                     278	        276	       	945	    	779
Income tax expense	                       75	         67	        236 		   161

	Income before minority interest	        203	        209	       	709	    	618

Minority interest                        	19	         10	    	    64		     22

	NET INCOME	                            $184       	$199	       $645	   	$596


Share Data

Net income per common share	            $2.31     	$2.39      	$8.00   	$7.17

Dividends per common share	             $0.51     	$0.49	     	$1.53  		$1.47

Average shares outstanding	              78.4	      82.2	       79.7    	82.0


	See notes to the consolidated interim financial statements.
3

                            GENERAL RE CORPORATION
                          Consolidated Balance Sheets
                        (in millions, except share data)
                                           	(Unaudited)
Assets	                                     Sept. 30, 1996     	Dec. 31, 1995
Investments:
  Fixed maturities:
    Available-for-sale (cost: $15,175
     in 1996; $14,342 in 1995)	                   $15,690	          $15,225
    Trading (cost: $3,577 in 1996;
     $2,316 in 1995)	                               3,582            	2,317
  Preferred stocks, at fair value
   (cost: $424 in 1996; $453 in 1995)	                429              	472
Common stocks, at fair value (cost: $2,061
  in 1996; $1,910 in 1995)	                         3,721            	3,234
  Short-term investments, at amortized cost
   which approximates fair value	                   1,632            	1,449
  Other invested assets	                              721          	    797
      Total investments	                           25,775           	23,494

Cash		                                                373              	258
Accrued investment income	                            391              	390
Accounts receivable	                                2,562            	2,368
Funds held by reinsured companies	                    447              	497
Reinsurance recoverable	                            2,908            	2,794
Deferred acquisition costs	                           439              	434
Securities purchased under agreements to resell       	15               	66
Trading account assets	                             2,954            	2,434
Other assets	                                       1,479	            1,528
      Total assets	                               $37,343          	$34,263

Liabilities
Claims and claim expenses	                        $14,768          	$14,252
Policy benefits for life/health contracts	            737              	580
Unearned premiums	                                  2,002            	1,913
Other reinsurance balances	                         3,040            	3,056
Notes payable and commercial paper	                   304              	155
Income taxes	                                         683              	634
Securities sold under agreements to repurchase	     3,074            	1,263
Securities sold but not yet purchased	                258              	614
Trading account liabilities                        	3,272            	2,627
Other liabilities	                                  1,560            	1,357
Minority interest	                                  1,155	            1,224
    Total liabilities                             	30,853           	27,675

Cumulative convertible preferred stock
  (shares issued: 1,713,890 in 1996 and
   1,724,037 in 1995; no par value)	                  147	             147
Loan to employee savings and stock ownership plan	   (146)	           (146)
		                                                      1	               1
Common stockholders' equity
Common stock (102,827,344 shares issued
  in 1996 and 1995; par value $.50)	                   51              	51
Paid-in capital	                                      657             	635
Unrealized appreciation of investments,
  net of deferred income taxes                     	1,464           	1,468
Currency translation adjustments, net of
deferred income taxes	                                (63)	            (11)
Retained earnings	                                  6,503	           5,986
Less common stock in treasury, at cost
  (shares held: 24,503,919 in 1996
   and 20,714,069 in 1995)	                        (2,123)         	(1,542)
     Total common stockholders' equity	             6,489	           6,587
   Total liabilities, cumulative convertible
    preferred stock and common stockholders'
    equity	                                       $37,343         	$34,263

            	See notes to the consolidated interim financial statements.
	                                        4

                            GENERAL RE CORPORATION
            Consolidated Statements of Common Stockholders' Equity
                                 (in millions)
                                                   					(Unaudited)
					                                                Nine Months Ended
                                                  					September 30,
                                                    	1996	       	1995
Common stock:
	Beginning of period	      	                         $51          	$51
	Change for the period                             		 	-	           	-
		End of period		                                     51           	51

Paid-in capital:
	Beginning of period		                               635	          604
	Stock issued under stock option
  and other incentive arrangements		                  18	           21
	Other			                                              4		           5
		End of period	                                    	657          	630

Unrealized appreciation of investments,
  	net of deferred income taxes:
	Beginning of period	                             	1,468	          421
	Change for the period		                             (17)       	1,180
	Applicable income taxes		                           	13	         (438)
		End of period	                                  	1,464	        1,163

Currency translation adjustments,
	net of deferred income taxes:
	Beginning of period		                               (11)	        	(20)
	Change for the period	                             	(52)	          12
		End of period	                                    	(63)          	(8)

Retained earnings:
	Beginning of period	                             	5,986	        5,330
	Net income		645	596
	Dividends paid on common stock		                   (121)	        (121)
	Dividends paid on preferred stock,
  net of income taxes		                               (8)	          (8)
	Other		                                              	1	           	2
		End of period	                                  	6,503	        5,799

Common stock in treasury:
	Beginning of period		                            (1,542)      	(1,527)
	Cost of shares acquired during period		            (590)          	-
	Issued under stock option and other
   incentive arrangements		                           	9	          	20
		End of period	                                 	(2,123)	      (1,507)

	Total common stockholders' equity	              	$6,489	       $6,128

          See notes to the consolidated interim financial statements.



                            GENERAL RE CORPORATION
                     Consolidated Statements of Cash Flows
                                 (in millions)
                                                        	(Unaudited)
                                                   			Nine months ended
                                                     			September 30,
                                                     	1996	         1995
Cash flows from operating activities
	Net income	                                          $645	         $596
	Adjustments to reconcile net income to
  net cash provided by operating activities:
		Change in claim and claim expense liabilities	       516	        1,446
		Change in policy benefits for life/health
    contracts	                                         157         	107
		Change in reinsurance recoverable	                  (114)       	(230)
		Change in unearned premiums	                         144	         378
		Amortization of acquisition costs	                 1,089	         946
		Acquisition costs deferred	                       (1,066)	     (1,060)
		Trading account activities
			Change in trading account securities	            (1,796)	     (1,608)
			Securities purchased under agreements to resell	     51	         622
			Securities sold under agreements to repurchase	   1,811	         415
			Change in  other trading balances	                   58	         597
		Other changes in assets and liabilities	             (81)	     (1,036)
		Net realized gains on investments               	    (66)	        (24)
Net cash from operating activities	                  1,348	       1,149

Cash flows from investing activities
	Fixed maturities: available-for-sale
		Purchases	                                        (6,948)	     (4,644)
		Calls and maturities	                                657	         473
		Sales	                                             5,128     	  3,377
	Equity securities:
		Purchases		                                         (842)       	(626)
		Sales		                                              812	         559
	Net purchases of short-term investments	              112	        (263)
	Net sales (purchases) of other invested assets	       175	        (120)
	Net cash used in investing activities	               (906)	     (1,244)

Cash flows from financing activities
	Commercial paper (repayment) borrowing, net	          150	         (31)
	Change in contract deposits	                          213	         105
	Cash dividends paid to common stockholders 	         (121)	       (121)
	Acquisition of treasury stock	                       (596)        	 -
	Other		                                                27          140
Net cash used in financing activities	                (327)	         93

Change in cash	                                        115	          (2)

Cash, beginning of period	                             258	         242

Cash, end of period                                	  $373        	$240

See notes to the consolidated interim financial statements.

6


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

2.	Cologne Re - The comparable 1995 year-to-date
amounts include only two quarters of income and cash flows for Cologne Re and GR-CK, since the formation of GR-CK did not occur until December 28, 1994 and the Corporation reports the results of its international operations on a one quarter lag. The minority interest included in the Corporation's statement of income and balance sheet relates to the economic interest of Cologne
Re not owned by GR-CK and the Class A shares of GR-CK, which are not owned by the Corporation.

3.	Income Taxes - The Corporation's effective
income tax rate differs from current statutory rates principally due to tax-exempt interest income and dividends received deductions. The Corporation paid income taxes of $174 million and $160 million in the nine months ended September 30, 1996 and 1995, respectively.

4.	Reinsurance Ceded - The Corporation utilizes
reinsurance to reduce its exposure to large losses. The income statement amounts for premiums written, premiums earned, claims and claim expenses incurred and life/health benefits are reported net of reinsurance. Direct, assumed, ceded and net amounts for the nine months ended
September 30, 1996 and 1995 were as follows
(in millions):

            Property/Casualty  	 	Life/Health		      Claims and	   Life/Health
           	Written	   Earned	   Written	  Earned	  Claim Expenses	  Benefits
	1996
	Direct     	$365	     $325       	-        	 -        	$230	           -
	Assumed	   4,471	    4,409	    $873	      $863	       3,215	        $651
	Ceded      	(657)	    (638)	    (88)	      (88)	       (530)	        (76)
	Net	      $4,179	   $4,096	    $785	      $775      	$2,915        	$575

	1995
	Direct     	$298	     $263      	-         	-         	$145          	-
	Assumed   	4,569    	4,266    	$508      	$500       	3,167       	$370
	Ceded	      (812)	    (802)	    (52)      	(52)       	(616)       	(53)
	Net 	     $4,055	   $3,727    	$456      	$448      	$2,696       	$317

5. 	Allowance for Doubtful Accounts - The
Corporation establishes an allowance for uncollectible reinsurance recoverables and other doubtful receivables.
The allowance was approximately $124 million and $135 million at September 30, 1996 and December 31, 1995, respectively.

7


GENERAL RE CORPORATION

NOTES TO CONSOLIDATED INTERIM FINANCIAL
STATEMENTS (continued)


6.	Per Common Share Data - Income per common
share is based on net income less preferred dividends divided by the weighted average common shares outstanding during the period. The weighted average number of common shares outstanding was 78,423,243 and 79,706,910 for the three and nine months ended
September 30, 1996, and 82,180,498 and
82,032,784 for the three and nine months ended
September 30, 1995, respectively.

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

	In March 1995, the FASB issued Statement No.
121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The
Statement established accounting standards for impairment of long-lived assets, certain identifiable intangibles and goodwill. The Statement requires that long-lived assets and intangibles be reviewed for impairment using an estimate of future undiscounted cash flows compared to the carrying amount of the assets. The Statement was effective January 1, 1996 and had no effect on the results from operations, financial position or cash flows of the Corporation in the first nine months of 1996.

8.	Acquisitions and Dispositions - On July 1, 1996
the Corporation reached a definitive agreement to acquire all of the outstanding shares of National Re Corporation
("National Re"). At the closing on October 3, 1996, pursuant to the merger agreement, each shareholder of National Re common stock received, depending upon the shareholder's election, either $53 in cash or .37262 shares of the Corporation's common stock for each National Re share. Approximately 35 percent of National Re shareholders elected to receive cash, and the remaining
65 percent received shares of the Corporation's common stock. Upon closing of the transaction, the Corporation issued approximately 4,024,000 shares of common stock as a result of these elections and paid cash consideration of approximately $308 million.

	On July 1, 1996, ACE Limited finalized the acquisition of Tempest Reinsurance Company Limited
("Tempest"). The Corporation received $216 million in cash in exchange for its 20.7 percent interest in Tempest, its sponsor stock options, and early termination of its underwriting services agreement with Tempest.

8
              	MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated

Income from operations, excluding after-tax realized gains and losses, was $2.73 per share in the third quarter of 1996, an increase of 12.3 percent from the $2.43 per share earned in the comparable period in 1995. Net income for the third quarter of 1996 included after-tax realized losses of $.42 per share, compared with a loss of $.04 per share in the third quarter of 1995. In the third quarter of 1996, the improved results, excluding after-tax realized gains and losses, were primarily due to an increase in United States property/casualty underwriting profits and growth in investment income in both the United States and international operations.

For the first nine months of 1996, net income was $8.00 per share, compared with $7.17 per share for the same period in 1995. Included in net income were after-tax realized gains of $.04 per share in the first nine months of 1996, compared to $.22 per share in 1995. Due to the reporting of international operations on a quarter lag, the results for the first nine months of 1996 include nine months of income for Cologne Re and the related joint-venture company GR-CK, compared to only six months of income for the same period in 1995.

Consolidated net premiums written for the third quarter of 1996 were $1,665 million, a decrease of 1.8 percent from $1,695 million in 1995. Consolidated net premiums written for the first nine months of 1996 were $4,964 million, compared with $4,511 million in 1995. United
States property/casualty premiums written in the third quarter of both 1996 and 1995 was $824 million.
Premium volume was adversely affected by the non-renewal of a large quota share treaty contract in 1996 and a competitive pricing environment. These effects were partially offset by a new quota share contract written during the quarter which represented approximately 6.0 percent of the United States net premiums written in the third quarter of 1996. Excluding the impact of the non-renewed contract, total United
States property/casualty premiums grew 12.7 percent.
The international property/casualty subsidiaries' net premiums written were $566 million in the third quarter of 1996, compared to $636 million for the same period in 1995. Net premiums written for the life/health segment, which consists of Cologne Re's United States and international life/health operations, were $275 million in the third quarter of 1996, an increase of $40 million from the comparable amount in 1995. This increase was primarily due to growth in the United States' individual life and group health portfolios and growth in France, Spain and Australia.

Consolidated pretax net investment income was $302
million in the third quarter of 1996, compared with $269 million in 1995. Net investment income for the United
States property/casualty operations of $183 million in the third quarter of 1996 increased by $4 million as compared to $179 million in the third quarter of 1995. Net investment income for the international property/casualty operations was $96 million in the third quarter of 1996, compared with $72 million in the third quarter of 1995. Net investment income for the life/health operations was $17 million in third quarter of 1996 as compared to $13 million in the third quarter of 1995. The financial services segment's net investment income was $6 million and $5 million in the third quarter of 1996 and 1995, respectively.

For the nine months ended September 30, after-tax investment gains of $3 million and $18 million were realized in 1996 and 1995, respectively. For the third quarter of 1996, realized losses after-tax and minority interest on investments were $33 million, compared to a loss of $4 million in the third quarter of 1995. After-tax realized losses for the third quarter of 1996 included $12 million from S&P futures contracts that were used to hedge a portion of the common equity portfolio.

9
               MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


The consolidated effective tax rate was 26.9 percent for the third quarter of 1996, compared with 24.2 percent in the third quarter of 1995. The consolidated effective tax rate for the first nine months of 1996 was 24.9 percent, compared to 20.6 percent in 1995. The increase in the consolidated effective tax rate was the result of an increase in the proportion of the Corporation's income earned by its international subsidiaries in higher tax rate jurisdictions.

The Corporation's net cash flow from consolidated operations was $1,348 million in the first nine months of 1996, compared to $1,149 million in the same period in 1995. Cash flows from operations for the United States property/casualty operations were $664 million and $850 million in the first nine months of 1996 and 1995, respectively. The financial services operations had net cash flows from operations of $103 million in the first nine months of 1996, compared to $10 million in the first nine months of 1995. The international property/casualty and life/health operations had cash flow from operating activities of $581 million for the first nine months of 1996, compared with $289 million in 1995.

At September 30, 1996, total consolidated assets were $37,343 million, compared with $34,263 million at December 31, 1995. The growth in total assets was due to increases of $265 million in the United States property/casualty operations, $660 million in the international property/casualty and life/health operations and $2,155 million in the financial services segment. The increase in the United States property/casualty assets was primarily the result of operating cash flow, partially offset by the repurchases of the Corporation's common stock. The growth in the assets of the international property/casualty and life/health operations was also due to operating cash flow. The increase in the financial services assets primarily relates to the purchase of investment securities to hedge open swap positions.

During the first nine months of 1996, total invested assets increased by $2,281 million to $25,775 million.
The growth in invested assets was due to increases of $276 million in the United States property/casualty operations, $473 million in the international property/casualty and life/health operations and
$1,532 million in the financial services segment.

The consolidated gross liability for claims and claim expenses for property/casualty operations was $14,768 million at September 30, 1996, an increase of $516 million over the year-end 1995 liability. The asset for reinsurance recoverable on unpaid claims was $2,567 million at September 30, 1996, compared to $2,514 million at December 31, 1995. At September 30, 1996, the gross liability for claims and claim expenses and the related asset for reinsurance recoverables include $1,881 million and $601 million, respectively, for environmental and latent injury claims. These amounts include provisions for both reported and incurred but not reported claims.

Common stockholders' equity at September 30, 1996 was $6,489 million, a decrease of 1.5 percent from the $6,587 million at December 31, 1995. The change in common stockholders' equity during the first nine months of 1996 was principally the result of net income of $645 million offset by common share repurchases of $590


10
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

million, an increase in unrealized foreign currency translation losses of $52 million and common and preferred stock dividends of $129 million. On a per share basis, common stockholders' equity increased from $80.22 at December 31, 1995 to $82.85 at
September 30, 1996.

Dividends paid to common stockholders were $121 million for the first nine months of 1996 and 1995. The
Corporation repurchased 290,100 and 4,045,400 shares of common stock during the third quarter and first nine months of 1996 for aggregate consideration of $43 million and $590 million, respectively. On June 12, 1996, the
Corporation's Board of Directors approved a new repurchase program for $500 million. In addition to specific repurchase programs, the Corporation has standing authority to repurchase shares in anticipation of share issuances under various compensation plans.
Since the inception of the repurchase program in 1987, the Corporation has repurchased 26,189,900 common shares for total consideration of $2,189 million.

During the second quarter of 1995, Cologne Re completed a rights offering that raised DM 437 million ($317 million at the June 30, 1995 exchange rate), which increased its capital under United States generally accepted accounting principles by 62.9 percent over the amount reported at December 31, 1994. In connection with Cologne Re's rights offering, GR-CK subscribed for its pro rata share, approximately DM 297 million ($215 million at the June
30, 1995 exchange rate), of the offering. In addition, the Corporation has purchased through September 30, 1996 an additional 80,523 ordinary and 73,796 preference shares of Cologne Re for aggregate consideration of $84 million. These purchases maintained GR-CK's 66.3 percent ownership interest of Cologne Re and, in addition, gave the Corporation a direct interest of 8.3 percent in Cologne Re, bringing the Corporation's total consolidated interest to 74.6 percent at September 30, 1996. The
Corporation's financial statements include the additional percentage ownership in Cologne Re.

At September 30, 1996, the Corporation had $150 million of senior debt outstanding which matures in September
2009.  This debt is rated AAA by Standard and Poor's
Corporation and Aa1 by Moody's Investors Services.
At September 30, 1996, $150 million of short-term commercial paper was outstanding. Commercial paper offered by the Corporation is rated A1+ by Standard &
Poor's Corporation and Prime 1 by Moody's Investors
Service.

On July 31, 1996, the Corporation increased its credit facility to $1.2 billion, of which $800 million is committed for five years and $400 million for 364 days. The lines of credit are extended by a group of 24 banks and provide the Corporation with support for its commercial paper program and enhance the Corporation's financial flexibility. The Corporation has not borrowed against its credit facilities to date.

United States Property/Casualty
(in millions)		Third Quarter     		Year-to-date
	1996	1995	1996	1995

Income before income taxes and
  realized gains                       	$188	      $176     	$546     	$530
Net premiums written	                    824	       824	    2,203	    2,213
Net underwriting gain (loss)	              6	        (4)	      20	       (3)
Net investment income	                   183	       179	      523	      534
Combined underwriting ratio	            99.2%     	99.1%	    99.1%    	99.1%
Operating cash flow                    	$314      	$390     	$664     	$850
11
MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)

Pretax income for the United States property/casualty operations, excluding realized gains/losses, increased 6.9 percent in the third quarter of 1996, as compared to the same quarter of 1995, and increased 3.0 percent for the first nine months of 1996. The $16 million increase in pretax income excluding realized gains/losses for the first nine months was due to the improved underwriting results on traditional treaty business. In the third quarter of 1996, the GAAP combined underwriting ratio for the United States property/casualty operations was 99.2 percent, compared with 100.5 percent for the third quarter of 1995. The GAAP combined ratio for the first nine months of 1996 was 99.1 percent, compared with
100.1 percent for the first nine months of 1995 and 99.6 percent for the full-year 1995.

Net premiums written for the United States property/casualty operations were $824 million in the third quarter of 1996 and $2,203 million in the first nine months of 1996, representing a decline of 0.5 percent for the first nine months from the comparable
1995 amounts. Net premiums written were adversely affected by a large quota share treaty contract that was not renewed in 1996, partially offset by a new quota share contract written during the third quarter of 1996.
Adjusting for the non-renewal of the treaty contract, United States property/casualty net premiums grew by
12.7 percent in the quarter and 7.7 percent for the first nine months of 1996. Net premiums written by General
Reinsurance Corporation, excluding the non-renewal of the quota share contract and the new quota share contract, increased by 6.1 percent year-to-date. This increases reflects a lower rate of growth in the United States property/casualty operations than experienced in the prior three years. The reduced growth rate results from an increasingly competitive environment in both the primary insurance and reinsurance markets, where there are fewer attractive, new business opportunities that would meet the Corporation's underwriting standards.

For the General Star companies, which write primary and excess specialty insurance, net premiums written increased by 37.6 percent and 23.4 percent for the quarter and year-to-date. For the Genesis operations, which provide direct excess insurance, net premiums written increased by 10.4 percent and 11.7 percent for the third quarter and first nine months of 1996, respectively, compared to the same period in 1995.

Pretax investment income for the United States property/casualty operations increased 2.2 percent compared to the third quarter of 1995 but declined
1.9 percent year-to-date. On an after-tax basis, net investment income increased 4.7 percent from $148 million to $155 million during the quarter. The overall annualized pretax yield on the United States property/casualty invested asset portfolio was 5.5 percent in the first nine months of 1996, compared with 5.9 percent in the same period in 1995. The annualized pretax and after-tax yield in the first nine months of 1996 on the segment's fixed maturity portfolio was 6.6 percent and
5.7 percent, respectively, compared with 7.6 percent and
6.3 percent, in the same period in 1995.

During the first nine months of 1996, the Corporation had approximately $368 million of calls and maturities on grandfathered tax-exempt bonds. These bonds had an average yield of approximately 8.0 percent and the proceeds from the calls were reinvested at an average yield of approximately 5.2 percent. In addition, based on the Corporation's current investment portfolio and the current yield curve, the Corporation presently anticipates


12
MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)

additional calls and maturities during 1996 of approximately $136 million of grandfathered tax-exempt bonds with an average yield of approximately 7.9 percent, which will adversely affect average portfolio yields and investment income.

The gross liability for claims and claim expenses for the United States property/casualty operations was $9,695 million at September 30, 1996, an increase of $339 million, or 3.6 percent, over the year-end 1995 liability. The asset for reinsurance recoverable on unpaid claims was $2,027 million at September 30, 1996, compared to $1,971 million at December 31, 1995. At September
30, 1996, total assets of the United States property/casualty operations were $17,685 million, compared with $17,420 million at December 31, 1995.


International Property/Casualty
(in millions)                    		Third Quarter	           		Year-to-date
                                 	1996     	1995	       1996	         1995
Income before income taxes,
  minority interest and
    realized gains  	              $73	     $59	         $232       	$121
Net premiums written              	566	     636	        1,976	      1,842
Net underwriting loss	             (12)    	(10)	         (41)	       (34)
Net investment income	               96	     72	          291	        144
Combined underwriting ratio	     101.9%	   101.8%      	102.0%	     101.7%
Operating cash flow	               $185	     $97	        $581      		$289


The international property/casualty operations' income before income taxes, minority interest and realized gains increased 24.1 percent for the third quarter of 1996, compared with the third quarter of 1995 and 91.7 percent for the first nine months of 1996 compared with the first nine months of 1995. For the third quarter of 1996, income for the international property/casualty operations increased as compared to 1995's third quarter due to increased investment income related to the growth in the segment's investment portfolio. This segment's year-to-date figures are not comparable to 1995, since 1995 amounts include only two quarters of Cologne Re's results due to the quarter reporting lag.

International net premiums written were $566 million in the third quarter of 1996, compared with $636 million in the third quarter of 1995, a decline of 11.0 percent.
A significant portion of this decrease, approximately 7 percent, can be attributed to foreign exchange effects.
In addition, treaty volume in the international property/casualty segment, which is written mostly on a proportional basis, declined in the third quarter of 1996 as compared to 1995, reflecting an increasingly competitive environment in Europe.

Pretax investment income for the international property/casualty operations was $96 million for the third quarter of 1996, compared with $72 million in the same period of 1995. The increase in investment income is due to greater investment income from Cologne Re and GR-CK, as well as growth in the wholly owned subsidiaries' investment portfolio. The international property/casualty segment's net investment income for the first nine

1


MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)


months of 1996 increased by $147 million. This growth is primarily due to the inclusion of nine months of investment income for Cologne Re and GR-CK in 1996 compared to only six months in 1995. The overall annualized pretax yield on the invested asset portfolio was 5.9 percent in the first nine months of 1996.

At September 30, 1996, total assets of the international property/casualty and life/health operations were $12,092 million, compared with $11,432 million at December 31, 1995. The gross liability for claims and claim expenses was $5,072 million at September 30, 1996 compared with $4,896 million at December 31, 1995.
The asset for reinsurance recoverable on unpaid claims was $540 million at September 30, 1996, compared to $544 million at December 31, 1995.


Life/Health
(in millions)		                     Third Quarter	           		Year-to-date
                                	1996       	1995         	1996	       1995
Income before income taxes,
  minority interest and
    realized gains	               $12	        $16	         $40         	$31
Net premiums written	             275	        235	         785	         456
Net underwriting income	           (1)	         5           	5	           6
Net investment income	             17         	13	          44	          26

This segment includes the United States and international life/health operations of Cologne Re. Similar to Cologne
Re's property/casualty business, this segment's year-to-date figures for 1995 include only two quarters of results due to the quarter reporting lag. Pretax income for the third quarter of $12 million, decreased 21.2 percent from the $16 million in the comparable quarter of 1995, principally due to a decline in underwriting results from a few large mortality losses, partially offset by an increase in investment income. Life/health premiums written were $275 million for the third quarter of 1996, compared with $235 million in the third quarter of 1995. The increase was due to growth in the United States' individual life and group health portfolios and growth in business written in France, Spain and Australia.

The liability for policy benefits for life/health contracts was $737 million at September 30, 1996, compared with $580 million at December 31, 1995. The asset for reinsurance recoverable on unpaid losses was $231 million at September 30, 1996, compared to $201 million at December 31, 1995. Cologne Re manages its invested assets and total assets on an aggregate basis for the life/health and property/casualty business and does not presently disaggregate these accounts by segment. The invested asset and total asset disclosures in the international property/casualty segment include all of Cologne Re's invested assets.







								14
MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)


Financial Services
(in millions)		                        Third Quarter	         		Year-to-date
                                 	1996	      1995	         1996	        1995
Income before income taxes,
  minority interest and
  realized gains                 	$24        	$38	         $74	         $81
Total revenues (excluding
  realized gains)	                 60	         74	         185         	188
Net investment income	              6	          5	          17	          14

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

In the third quarter of 1996, the financial services segment had total revenues of $60 million, down 18.1 percent from $74 million in the third quarter of 1995. For the first nine months, total revenues declined from $188 million in 1995 to $185 million in 1996, an decrease of 1.4 percent.
The decline in revenue in the third quarter and first nine months was principally attributable to GRFP, which had lower trading revenues during the period.

At September 30, 1996, total assets of the financial services operations were $7,566 million, compared with $5,411 million at December 31, 1995. GRFP's market exposures arising from derivative products are managed through the purchase and sale of government securities, futures and forward contracts or offsetting derivatives transactions. The amount and nature of the financial services segment's assets and liabilities are significantly affected by the risk management strategies utilized by GRFP to reduce market, currency rate, and interest rate risk. The purchase of government securities financed through collateralized repurchase agreements and the sale of government securities, whose proceeds are invested in reverse repurchase agreements, may cause short-term fluctuations in GRFP's assets and liabilities. The use of these transactions to offset GRFP's market exposures will increase or decrease the amount of GRFP's trading account assets or liabilities. While these risk management strategies may have a significant impact on the amount of assets and liabilities, they generally do not have a material effect on the Corporation's results from operations or common stockholders' equity.

During the first nine months of 1996, total invested assets of the financial services operations increased $1,532 million to $4,010 million. Securities purchased under agreements to resell, which represent short-term liquid investment of excess funds, decreased $51 million in the first nine months of 1996 to $15 million. Securities sold under agreements to repurchase, which are short-term borrowings of funds, increased $1,811 million in the first nine months of 1996 to $3,074 million. Securities sold, but not yet purchased, which decreased by $356 million during 1996, represent obligations of the Corporation to deliver the specified security at the contracted price, thereby creating a liability to purchase the security in the market at prevailing prices. Accordingly, the Corporation's ultimate obligation to satisfy the sale of securities sold, but not yet purchased may exceed the amount recognized in the balance sheet. The Corporation controls this risk and other market risks associated with its derivative products operations through, among other techniques, strict market position limits, marking the trading portfolio to market on a daily basis, ongoing monitoring and analysis of its market exposures, and periodically stress testing the portfolio.

15


MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)

Safe Harbor Disclosure

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the
"Act"), the Corporation sets forth below cautionary statements identifying important factors that could cause the Corporation's actual results to differ materially from those which might be projected, forecast, or estimated in the Corporation's forward-looking statements, as defined in the Act, made by or on behalf of the Corporation in press releases, written statements or documents filed with the Securities and Exchange Commission, or in its communications and discussions with shareholders and analysts in the normal course of business via meetings, phone calls and conference calls. Such statements may Include, but are not limited to, projections of premium revenue, investment income, other revenue, losses, expenses, earnings (including earnings per share), cash flows, plans for future operations, common shareholders' equity, financing needs, capital plans, dividends, plans relating to products or services of the Corporation, and estimates concerning the effects of litigation or other disputes, as well as assumptions for any of the foregoing.

Forward-looking statements are inherently subject to risks and uncertainties. The Corporation cautions that factors which may cause the Corporation's results to differ materially from such forward-looking statements include, but are not limited to, the following:

1) 	Changes in the level of competition in the United
States and international reinsurance or primary insurance markets that adversely impact the volume or profitability of the Corporation's property/casualty or life/health businesses. These changes include, but are not limited to, the intensification of price competition, the entry of new competitors, existing competitors exiting the market, and the development of new products by new and existing competitors;

2) 	Changes in the demand for reinsurance, including
changes in ceding companies' retentions, and changes in the demand for excess and surplus lines insurance coverages in the United States;

3) 	The ability of the Corporation to execute its
growth strategies in its property/casualty, life/health and financial services operations;

4)	The ability of the Corporation to both retain a significant portion of
National Reinsurance Corporation's book of business and realize certain synergies in connection with its acquisition of National Re Corporation;

5)	Catastrophe losses in the Corporation's United
States or International property/casualty businesses;

6)	Adverse development on property/casualty claim
and claim expense liabilities related to business written in prior years, including, but not limited to, evolving case law and its effect on environmental and other latent injury claims, changing government regulations, newly identified toxins, newly reported claims, new theories of liability, or new insurance and reinsurance contract interpretations;

7)	Changes in inflation that affect the profitability of
the Corporation's current property/casualty and life/health businesses or the adequacy of its property/casualty claim and claim expense liabilities and life/health policy benefit liabilities related to prior years' business;

8)	Changes in the Corporation's property/casualty and life/health businesses'
retrocessional arrangements;


16
MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)

9)	Lower than estimated retrocessional or reinsurance
recoveries on unpaid losses, including, but not limited to, losses due to a decline in the creditworthiness of the Corporation's retrocessionaires or reinsurers;

10)	Increases in interest rates, which cause a reduction
in the market value of the Corporation's interest rate sensitive investments, including, but not limited to, its fixed income investment portfolio, and its common shareholders' equity;

11)	Decreases in interest rates causing a reduction of
income earned on new cash flow from operations and the reinvestment of the proceeds from sales, calls or maturities of existing investments;

12)	Declines in the value of the Corporation's common
equity investments;

13)	Changes in mortality or morbidity levels that
affect the Corporation's life/health business;

14)	Changes in the demand for the Corporation's
financial services operations' products, including derivatives offered by General Re Financial Products
("GRFP");

15)	Credit losses on the Corporation's investment
portfolio. Credit and market losses on GRFP's portfolio of derivatives and other transactions;

16)	Adverse results in litigation matters, including,
but not limited to, litigation related to environmental, asbestos and other potential mass tort claims; and

17)	Gains or losses related to foreign currency
exchange rate fluctuations.


In addition to the factors outlined above that are directly related to the Corporation's businesses, the Corporation is also subject to general business risks, including, but not limited to, adverse state, federal or foreign legislation and regulation, adverse publicity or news coverage, changes in general economic factors, and the loss of key employees.













17
OTHER INFORMATION


Item 1. Legal Proceedings

In May 1996, a criminal trial commenced against United
States Aviation Underwriters, Inc. ("USAU"), a subsidiary of the Corporation, and John V. Brennan, former Chairman and Chief Executive Officer of USAU, in the United
States District Court for the Eastern District of New
York. The criminal indictment alleged mail fraud in connection with the allocation of insurance claims between two companies, arising out of the 1987 crash of a domestic flight. On July 1, 1996, Mr.
Brennan and USAU were found guilty. The Corporation plans to file motions seeking to overturn the verdict and also plans to file an appeal of the convictions with the United States Circuit Court of Appeals. It is not possible to estimate the liability to the Corporation if the verdict is not overturned on appeal, but the effect of such an event is not expected to be material to the financial position, results of operations or cash flows of the Corporation.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit 11 - Statement Re: Computation of Per
Share Earnings


		Three Months Ended	Nine Months Ended
	September 30,	September 30,
Earnings Per Share of Common Stock
(in millions, except share data)	1996	1995	1996	1995

Net income (applicable to
 common stock) (1)	$181	$196	$637	$588

Average number of common shares
  outstanding	78,423,243	82,180,498	79,706,910		82,032,784

Net income per share (2)	$2.31	$2.39	$8.00		$7.17


(1)	After deduction of preferred stock dividends of
$3 million and $8 million for the three and nine months ended September 30, 1996 and 1995.

(2)	Fully diluted earnings per share are not reported
because the effect of potentially dilutive securities was not significant.








								18
					OTHER INFORMATION (continued)

(b)	Reports on Form 8-K

	A report on Form 8-K dated July 1, 1996 was filed regarding the Corporation's agreement to purchase all of the outstanding shares of National Re Corporation.
The report contains unaudited pro forma consolidated statements of income for the year ended December 31, 1995 and quarter ended March 31, 1996 and an unaudited pro forma consolidated balance sheet at March 31, 1996.

	A report on Form 8-K dated October 3, 1996 was also filed. The report filed by the Corporation announced the completion of the merger with National Re.

	A report on Form 8-K dated November 6, 1996 was filed in connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.
The report contains risk factors which may cause the Corporation's results to differ materially from the forward-looking statements made by the Corporation.



SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	GENERAL RE CORPORATION
	(Registrant)

Date:         November 14,  1996    	JOSEPH P. BRANDON
	Joseph P. Brandon
	Vice President and Chief Financial Officer
	(Principal Financial Officer)


Date:         November 14, 1996     	ELIZABETH A. MONRAD
	Elizabeth A. Monrad
	Vice President and Treasurer
				(Principal Accounting Officer)











						19