Form 10-K405
period 1996-12-31
GENERAL RE CORP
filed 1997-03-24
CIK 317745

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996         COMMISSION FILE NUMBER 1-
                                                    8026

                                    [LOGO]
                            GENERAL RE CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                         06-1026471
(STATE OF OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)

695 EAST MAIN STREET STAMFORD, CONNECTICUT

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       06904-2351
                                                               (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (203) 328-5000

SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:

                                                       NAME OF EACH EXCHANGE
   TITLE OF EACH CLASS                                  ON WHICH REGISTERED
   -------------------                                 ---------------------
Common Stock, $.50 par value                          New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]  No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value on March 1, 1997 of the voting stock held by nonaffiliates of the registrant was $13,676 million.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            CLASS             OUTSTANDING AT MARCH 1, 1997
            -----             ----------------------------
 Common Stock, $.50 par value          80,971,987

Certain information required by Items 10, 11 and 12 of Form 10-K is incorporated by reference into Part III hereof from the registrant's proxy statement which will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant's fiscal year ended December 31, 1996.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             GENERAL RE CORPORATION

                               TABLE OF CONTENTS

                                    PART I.

                                                                           PAGE
                                                                           ----
 ITEM 1.  Business......................................................     2
 ITEM 2.  Properties....................................................     6
 ITEM 3.  Legal Proceedings.............................................     6
 ITEM 4.  Submission of Matters to a Vote of Security Holders...........     7

                                    PART II.

 ITEM 5.  Market for General Re Corporation's Common Equity and Related
           Stockholder Matters..........................................     7
 ITEM 6.  Selected Financial Data: Eleven-Year Summary..................     8
 ITEM 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................    11
 ITEM 8.  Financial Statements and Supplementary Data...................    27
 ITEM 9.  Changes in and Disagreement with Accountants on Accounting and
           Financial Disclosure.........................................    63

                                   PART III.

 ITEM 10. Directors and Executive Officers of General Re Corporation....    63
 ITEM 11. Executive Compensation........................................    64
 ITEM 12. Security Ownership of Certain Beneficial Owners and
           Management...................................................    64
 ITEM 13. Certain Relationships and Related Transactions................    64

                                    PART IV.

 ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form
           8-K..........................................................    65

                                    PART I

ITEM 1. BUSINESS

GENERAL

General Re Corporation was established in 1980 to serve as the holding company of General Reinsurance Corporation ("GRC," formed in 1921) and its affiliates. General Re Corporation and subsidiaries ("General Re") have global reinsurance and financial services operations in 62 cities in 30 countries on 6 continents and provide reinsurance coverage in approximately 150 countries. General Re operates four principal businesses: North American property/casualty reinsurance, international property/casualty reinsurance, life/health reinsurance and financial services. General Re's principal reinsurance operations are based in North America and Germany, with other major operations in Asia, Australia, Europe and South America. General Re's principal financial services operations are located in New York, London, Tokyo, Hong Kong, and Toronto. GRC is the largest North American professional property/casualty reinsurer, and General Re is among the three largest reinsurers in the world based on net premiums written and capital. General Re employed 3,737 persons at December 31, 1996, of which 2,525 employees were employed in North America and 1,212 employees in operations outside of North America.

FINANCIAL HIGHLIGHTS

The following table provides financial highlights of General Re and its business segments:

                                                   YEARS ENDED DECEMBER 31,
                                               --------------------------------
                                                  1996       1995       1994
                                               ---------- ---------- ----------
                                               (IN MILLIONS, EXCEPT SHARE DATA)
Total revenues
 North American property/casualty............  $    3,887 $    3,641 $    3,155
 International property/casualty.............       3,004      2,573        456
 Life/health.................................       1,134        742         --
 Financial services..........................         271        254        226
                                               ---------- ---------- ----------
  Total......................................  $    8,296 $    7,210 $    3,837
                                               ========== ========== ==========
Earnings per common share, excluding realized
 gains and losses............................  $    10.79 $     9.47 $     7.43
Net income per common share..................       11.00       9.92       7.97
Operating cash flow..........................       1,678      1,774      1,086
Invested assets--insurance operations........      23,168     21,016     17,237
Common stockholders' equity..................       7,326      6,587      4,859

An eleven-year summary of additional significant financial information is presented on pages 8-10. Pretax earnings discussed in each of the segment sections in Item 1 exclude realized gains and are before minority interest deductions and goodwill amortization.

REINSURANCE OPERATIONS

Reinsurance is the business in which a reinsurer agrees to indemnify a "primary" or "ceding" insurer against all or part of the risks assumed by the primary insurer under a policy or policies it has issued. Among its benefits, reinsurance offers primary insurers the opportunity to increase underwriting capacity, write larger individual risks, reduce financial leverage, stabilize operating results, enter new markets with shared underwriting risk, protect against catastrophic losses and obtain consultative underwriting and risk management services.

Treaty reinsurance refers to automatic reinsurance coverage for all or a portion of a specified class of risks ceded by the primary insurer, while for facultative reinsurance the reinsurer underwrites individual risks. Pro rata or proportional reinsurance describes all forms of reinsurance in which the reinsurer shares in a proportional part of the original losses and premiums of the business ceded by the primary company. Excess-of-loss or nonproportional reinsurance refers to reinsurance which indemnifies the primary company for that portion of the loss that exceeds an agreed-upon amount or "retention."

The reinsurance industry's overall profitability has historically been subject to cyclicality, principally due to the insurance industry's underwriting cycle, overall economic conditions, investment returns, industry capital levels and insured catastrophic events. The reinsurance industry, both domestically and globally, has recently experienced consolidation, as reinsurers seek to expand their markets, obtain critical mass in certain markets and further diversify their risks. In addition, there has been a shift in recent years in primary insurers' reinsurance purchases toward better capitalized and more creditworthy reinsurers. During 1996, the property/casualty pricing environment in both the primary insurance and reinsurance markets became increasingly competitive.

There are virtually no barriers to entry to the reinsurance industry and competitors may be domestic or foreign, licensed or unlicensed. The number of General Re's competitors within the reinsurance industry is not known. Within the United States, the Reinsurance Association of America identified for 1995 approximately 80 property/casualty reinsurers writing predominantly unaffiliated business, with surplus exceeding $50 million or assumed reinsurance premiums exceeding $10 million. Reinsurers compete on the basis of reliability, financial strength and stability, ratings, underwriting consistency, service, business ethics, price, performance, capacity, terms and conditions. Purchasers of reinsurance are themselves insurers and, in some cases, reinsurers.

NORTH AMERICAN PROPERTY/CASUALTY REINSURANCE

General Re's North American property/casualty operations produced 47 percent of consolidated revenues in 1996 and 61 percent of pretax earnings. The principal business of these operations is treaty and facultative reinsurance underwritten on a direct basis throughout the United States and Canada. General Re writes predominately excess-of-loss reinsurance. Casualty reinsurance represented approximately 58 percent of General Re's North American property/casualty net premiums written in 1996 and property reinsurance business represented approximately 29 percent. General Re also writes excess and surplus lines insurance and provides direct excess insurance to companies with self-insured programs. These lines represented approximately 13 percent of the North American property/casualty net premiums written in 1996.

On October 3, 1996, General Re Corporation acquired all of the outstanding shares of National Re Corporation and subsidiaries ("National Re"), a North American property/casualty reinsurance group, in exchange for 4,023,901 shares of General Re Corporation's common stock and $313 million in cash, including expenses, for a total cost of $900 million. National Re, through its wholly owned subsidiary, National Reinsurance Corporation ("NRC"), provides property and casualty reinsurance to insurers written on a direct basis. See Item 7, Management's Discussion and Analysis, and Note 3 to the consolidated financial statements, "Acquisitions and Reinsurance Ventures," for additional discussion of this transaction.

U.S. property/casualty insurers and reinsurers are subject to regulation by their states of domicile and by those states in which they are licensed. General Re's principal U.S. subsidiary, GRC, is domiciled in Delaware and licensed in the District of Columbia and in all states but Hawaii, where it is an accredited reinsurer. General Re's two excess and surplus lines insurers, the General Star companies, are domiciled in Connecticut and Ohio. The Genesis companies, which are General Re's excess insurance writers for self-insured programs, are domiciled in Connecticut and North Dakota. General Re also writes excess insurance for self insurers through GRC. NRC is domiciled in the state of Delaware and licensed in all 50 states, the District of Columbia, Puerto Rico, Canada, and the United Kingdom. Fairfield Insurance Company, a subsidiary of NRC, is engaged in property and casualty insurance services, is domiciled in Connecticut, and is licensed in 42 states.

In addition to solvency regulation, licensed primary insurers are typically subject to regulatory approval of insurance policy forms and the rates charged to policyholders; similar approvals are not typically required for either reinsurance contracts or the rates agreed to between ceding insurers and their reinsurers. The insurance regulators of every state participate in the National Association of Insurance Commissioners ("NAIC"). The NAIC adopts forms, instructions and accounting procedures for use by U.S. insurers, including reinsurers, in preparing and filing annual statutory financial statements. These forms, instructions and procedures are collectively known as statutory accounting practices ("SAP"). Every state requires use of the NAIC annual statement form, although some states require or permit variations from the NAIC form and SAP. The NAIC is currently in the process of codifying SAP to bring greater uniformity to U.S. statutory insurance accounting practices throughout the United States.

In addition to its activities relating to the annual statement and SAP, the NAIC develops model laws and regulations for use by its members. In 1989, the NAIC adopted its Financial Regulation Standards to guide state legislatures and state regulators in the development of effective insurer solvency regulation. These standards are viewed by the NAIC as minimum requirements for effective state regulatory oversight.

In 1990, the NAIC adopted a formal accreditation program to encourage states to comply with its Financial Regulation Standards. Accredited states may refuse to accept financial examination reports of insurers issued by nonaccredited states; other sanctions may also be imposed by accredited states, including a refusal to license insurers domiciled in nonaccredited states. As of December 1996, 48 state insurance departments, including Delaware and the District of Columbia, have been accredited.

The NAIC adopted risk-based capital requirements which apply to statutory annual statements of life insurers and property/casualty insurers (beginning in 1994). The NAIC also adopted a risk-based capital model law which supplanted the diverse minimum capital and surplus requirements with the risk-based capital requirement for those states adopting the model law. The formula and the model law have been made a part of the Financial Regulation Standards. The model law subjects an insurer failing its risk-based capital requirement to various levels of regulatory action. The model law has been adopted in Delaware, Connecticut and North Dakota. General Re's U.S. insurance subsidiaries have filed 1996 statutory annual statements which report risk-based capital well above the threshold for regulatory action.

In 1995, the NAIC adopted a "defined standards" model law related to investments which has not yet been made a part of the Financial Regulation Standards. If ultimately enacted, the "defined standards" model law would change the amount and kind of permitted investments by insurers. The NAIC has considered a different model investment law during 1996 which is based on a "prudent person" standard. While it is uncertain whether either, or both, of these model laws will eventually be made a part of the Financial Regulation Standards, General Re does not currently anticipate that either of the model laws would have a significant effect on the investment management practices of its U.S. insurance subsidiaries.

General Re Corporation uses dividends, primarily from GRC, to satisfy its liquidity needs. Ordinary dividends by GRC to General Re Corporation are not subject to any restriction, other than ten days' advance notice. Extraordinary dividends and other extraordinary distributions by GRC to General Re Corporation are subject to prior regulatory approval under the Delaware Insurance Holding Company System Registration Act. Under this Act, extraordinary dividends or other distributions are those which, together with others during the preceding twelve-month period, exceed the greater of 10 percent of an insurer's statutory surplus or 100 percent of net income, excluding realized capital gains, for the prior calendar year are generally considered extraordinary, requiring such approval.

For additional discussion of regulatory matters, see the section on Financial Condition/Liabilities in Management's Discussion and Analysis (pages 21-23).

INTERNATIONAL PROPERTY/CASUALTY REINSURANCE

On December 28, 1994, General Re acquired a controlling interest in Kolnische Ruckversicherungs-Gesellschaft AG ("Cologne Re"). See the international property/casualty operating results section (page 14) of Management's Discussion and Analysis for more information on the transaction. General Re has consolidated Cologne Re in its financial statements and reflected the ownership of other stockholders as minority interests.

In 1996, General Re's international property/casualty operations produced 36 percent of consolidated revenues and 27 percent of consolidated pretax earnings. In total, General Re operates its international reinsurance business in 29 countries throughout the world. In 1996, the international property/casualty operations principally wrote business in the form of reinsurance treaties with a smaller amount composed of facultative reinsurance. Approximately 80 percent of international premiums in 1996 were written on a proportional basis and 20 percent were nonproportional or excess-of-loss. Property premiums written in 1996 were approximately 59 percent of total international property/casualty premiums and casualty premiums were approximately 41 percent.

In general, regulation of the property/casualty reinsurance industry outside of the United States is subject to the differing laws and regulations of each country in which General Re has operations or writes premiums. Some jurisdictions, such as the United Kingdom, impose complex regulatory requirements on reinsurance companies, while other jurisdictions, such as Germany, impose fewer requirements. Local reinsurance business conducted by General Re's subsidiaries in some countries require licenses issued by governmental authorities. These licenses may be subject to modification or revocation dependent on such factors as amount and types of reserves and minimum capital and solvency tests. Jurisdictions may impose fines, censure and/or criminal sanctions for violation of regulatory requirements.

LIFE/HEALTH REINSURANCE

In 1996, General Re's life/health reinsurance operations produced 14 percent of consolidated revenues and 4 percent of consolidated pretax earnings. These operations include the North American and international life/health reinsurance operations of Cologne Re. Life/health net premiums written in 1996 were $1,075 million. Approximately 43 percent of General Re's life/health net premiums was written in Europe, another 42 percent was written in North America and the remaining 15 percent was written throughout the rest of the world. The life/health operations provide individual life, group life, group health, long-term care, individual health and finite risk reinsurance. Most of the life/health business is written on a proportional treaty basis, with smaller amounts written on a facultative basis. General Re's life/health business is marketed primarily on a direct basis with the exception of group health, which is marketed primarily through brokers.

U.S. life insurers and reinsurers are subject to substantially similar regulatory requirements as those discussed in the North American property/casualty section above. Regulation of the life/health reinsurance industry outside of the United States is subject to the differing laws and regulations of each country in which General Re has operations or writes premiums.

FINANCIAL SERVICES

In 1996, General Re's financial services operations produced 3 percent of consolidated revenues and 8 percent of consolidated pretax earnings. General Re's financial services operations include derivative products, insurance brokerage and management, investment management, reinsurance brokerage and real estate management operations.

General Re Financial Products Corporation ("GRFP"), a dealer in derivative products, offers a full line of interest rate, currency and equity swaps and options, as well as structured finance products through its offices or affiliates in New York, London, Tokyo, Hong Kong and Toronto. GRFP's client base consists principally of major corporations, insurance companies, financial institutions and sovereigns who use derivative products as part of their asset and liability risk management strategies. In 1996, General Re established three new companies affiliated with GRFP. These companies are General Re Investment Holdings Corporation and its wholly owned subsidiaries, General Re Corporate Finance, Inc. and General Re Funding Corporation. This group of companies specializes in structured credit investments and tax products.

In 1995, General Re expanded its investment management services for insurance companies. In August 1995, General Re acquired all of the outstanding stock of New England Asset Management in exchange for stock of General Re. The resulting company, General Re-New England Asset Management, Inc. ("GR-NEAM"), provides investment management services primarily to insurance companies that seek General Re's expertise in managing insurance company investment portfolios. GR-NEAM has approximately 48 insurance company clients and approximately $10 billion of client assets under management or advisement at December 31, 1996.

The number of General Re's competitors in the financial services industry is not known. As a dealer in derivative products, GRFP competes predominantly on the basis of pricing, financial strength, risk management capabilities, service and product innovation. GRFP's principal competitors include investment and commercial banks, and other specialty companies dealing in derivatives. GR-NEAM's principal competitors include a limited number of other investment managers specializing in insurance company asset management.

OTHER INFORMATION

For additional information on General Re's businesses, see Item 7, Management's Discussion and Analysis, and Note 19 to the consolidated financial statements, "Information About General Re's Operations," included in this report. Also, reference is made to the caption, "Property/Casualty Insurance Claim Disclosures," on pages 28-31 of this report.

ITEM 2. PROPERTIES

The main offices of General Re are located in a six-story building in Stamford, Connecticut. This building, consisting of approximately 560,000 square feet of office space and a multiple-level parking garage, on approximately eight acres of land, was originally owned by Elm Street Corporation, a wholly owned financial services subsidiary of General Re. In November 1984, the land was leased and the improvements were sold to Stamford Investment Partners. Subsequently, the land and improvements were leased back by General Re. Under the terms of the lease, General Re has the option to purchase the improvements upon expiration of the 25-year lease or at an earlier date upon the occurrence of certain events. General Re has guaranteed the rental obligations of Elm Street Corporation in connection with this transaction.

National Re leases approximately 107,500 square feet of office space in Stamford, Connecticut which was previously used as their principal offices. The lease is noncancellable and will expire in 2009. General Re has subleased this space until 2003 to a third party on approximately the same terms as the original lease.

GRC Realty Corporation, also a wholly owned financial services subsidiary of General Re, has retained title to General Re's former home office site in Greenwich, Connecticut. This site consists of approximately four acres of land and an office building which has about 160,000 square feet of office space that is leased to nonaffiliates. The Greenwich site is subject to a mortgage expiring December 31, 1998, which had a remaining balance of $4 million at December 31, 1996.

The principal operations of Cologne Re, the largest subsidiary in the international property/casualty segment, are based in an office building of approximately 130,000 square feet in Cologne, Germany. The North American life/health operations of Cologne Re are based in an office building in Stamford, Connecticut. Cologne Re owns both of these office buildings.

In addition, General Re's North American property/casualty, financial services, and international life/health operations have branch and affiliate operations conducted from leased premises in various cities in the United States and foreign countries. At this time, General Re believes its facilities are suitable for its purpose and provide adequate capacity for General Re's present and anticipated needs.

ITEM 3. LEGAL PROCEEDINGS

General Re has been named as defendant in litigation arising from the ordinary course of conducting an insurance and reinsurance business. These lawsuits generally seek to establish liability under insurance or reinsurance contracts issued by the subsidiaries, and occasionally seek punitive or exemplary damages. General Re's reinsurance subsidiaries are also indirectly involved in coverage litigation. In those cases, plaintiffs seek coverage for their liabilities under insurance policies from insurance companies reinsured by General Re's reinsurance subsidiaries. In the judgment of management, none of these cases nor any other litigation, individually or collectively, is likely to result in judgments for amounts which, net of claim and claim expense liabilities previously established, would be material to the financial position, results of operations or cash flow of General Re.

On July 1, 1996, U.S. Aviation Underwriters, Inc. ("USAU"), a subsidiary of General Re, and John V. Brennan, the former Chairman and Chief Executive Officer of USAU, after a trial in the U.S. District Court for the Eastern District of New York, were found guilty of mail fraud in connection with the allocation of insurance claims between two companies, arising out of the December 7, 1987 crash of a domestic United States flight. General Re does not expect the amount of any liability to USAU to be material to the financial position, results of operations or cash flows of General Re.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5. MARKET FOR GENERAL RE CORPORATION'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The common stock of General Re Corporation is traded on the New York Stock Exchange. The following table sets forth information as to the high and low closing prices of General Re Corporation's common stock on the New York Stock Exchange during 1996 and 1995.

                                                      1996            1995
                                                 --------------- ---------------
                                                  HIGH     LOW    HIGH     LOW
                                                 ------- ------- ------- -------
   First Quarter................................ $156.00 $142.38 $134.13 $122.88
   Second Quarter...............................  153.25  139.13  137.63  125.50
   Third Quarter................................  154.50  140.83  152.13  129.88
   Fourth Quarter...............................  169.38  142.50  157.88  142.88

(b) The number of registered holders of common stock at December 31, 1996 was 4,033.

(c) The following table sets forth information as to the cash dividends paid by General Re Corporation on shares of its common stock during each of the past two years.

                                                                       1996 1995
                                                                       ---- ----
      First Quarter................................................... $.51 $.49
      Second Quarter..................................................  .51  .49
      Third Quarter...................................................  .51  .49
      Fourth Quarter..................................................  .51  .49

It is the intention of General Re Corporation to declare quarterly dividends to the extent deemed appropriate by its Board of Directors. Dividends are paid principally from amounts received by General Re Corporation as dividends from GRC and the other operating subsidiaries.

ITEM 6. SELECTED FINANCIAL DATA: ELEVEN-YEAR SUMMARY

                            1996      1995      1994      1993      1992      1991
                          --------  --------  --------  --------  --------  --------
                           (IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND RATIOS)
CONSOLIDATED INFORMATION
 Total revenues.........  $  8,296  $  7,210  $  3,837  $  3,560  $  3,387  $  3,207
 Net premiums written...     6,661     6,102     3,001     2,524     2,349     2,249
 After-tax income before
  accounting
  changes/2/,/3/........       894       825       665       697       596       657
  Per share.............     11.00      9.92      7.97      8.11      6.84      7.46
 Net income.............       894       825       665       711       657       657
  Per share.............     11.00      9.92      7.97      8.28      7.55      7.46
 After-tax income,
  excluding realized
  gains/2/,/3/..........       877       788       621       604       465       563
  Per share.............     10.79      9.47      7.43      7.01      5.30      6.37
 Investment income
  before tax............     1,205     1,017       749       755       755       752
 Investment income after
  tax...................       909       787       622       619       620       618
 Investments............    26,562    23,494    18,898    14,346    11,532    10,842
 Total assets...........    40,161    34,263    28,116    19,419    14,700    12,416
 Long-term debt.........       290       155       157       192       199       301
 Common stockholders'
  equity................     7,326     6,587     4,859     4,761     4,227     3,911
 Return on equity/4/....      12.6%     13.8%     12.9%     13.4%     11.4%     15.6%
                          -----------------------------------------------------------
NORTH AMERICAN
 PROPERTY/CASUALTY
 OPERATIONS
 Net premiums written...  $  3,081  $  2,964  $  2,581  $  2,275  $  2,177  $  2,122
 Investment income
  before tax............       727       711       686       705       703       703
 Pretax income,
  excluding realized
  gains/2/,/5/..........       741       716       599       644       489       647
 Statutory surplus......     5,326     4,607     3,770     3,836     3,452     3,363
 Investments............    14,879    13,481    11,177    11,601    10,477    10,003
 Net claims and claim
  expense
  liabilities/6/........     8,741     7,385     7,029     6,803     6,635     6,230
 Loss ratio.............      69.0%     67.3%     71.4%     70.0%     78.8%     72.0%
 Expense ratio..........      30.1%     32.3%     30.5%     31.1%     29.9%     29.3%
 Combined ratio.........      99.1%     99.6%    101.9%    101.1%    108.7%    101.3%
                          -----------------------------------------------------------
INTERNATIONAL
 PROPERTY/CASUALTY
 OPERATIONS
 Net premiums written...  $  2,505  $  2,429  $    420  $    249  $    172  $    127
 Investment income
  before tax............       394       247        52        43        47        44
 Pretax income,
  excluding realized
  gains/2/,/5/..........       320       200        46        25        24        30
 Investments/7/.........     8,290     7,535     6,060       589       509       469
 Net claims and claim
  expense
  liabilities/6/........     4,664     4,352     3,289       253       202       164
 Loss ratio.............      73.2%     77.0%     69.2%     75.1%     80.2%     75.8%
 Expense ratio..........      28.9%     25.8%     29.4%     30.9%     32.8%     35.2%
 Combined ratio.........     102.1%    102.8%     98.6%    106.0%    113.0%    111.0%
                          -----------------------------------------------------------
LIFE/HEALTH OPERATIONS
 Net premiums written...  $  1,075  $    709        --        --        --        --
 Investment income
  before tax............        59        40        --        --        --        --
 Pretax income,
  excluding realized
  gains/2/,/5/..........        53        50        --        --        --        --
 Net policy benefits for
  life/health
  contracts/6/..........       523       379  $    330        --        --        --
                          -----------------------------------------------------------
FINANCIAL SERVICES
 Revenues, excluding net
  realized gains........  $    269  $    250  $    229  $    211  $    115  $    100
 Pretax income,
  excluding realized
  gains/2/,/5/..........       100       100        85        58        10         1
                          -----------------------------------------------------------
COMMON STOCKHOLDERS'
 INFORMATION
 Average common shares
  outstanding...........      80.3      82.1      82.1      84.5      85.7      87.1
 Dividend per common
  share.................  $   2.04  $   1.96  $   1.92  $   1.88  $   1.80  $   1.68
 Total common
  dividends.............       163       161       157       159       153       146
 Cost of common share
  repurchases...........       735        35       207       134       179        59
 Common stockholders'
  equity per share......     89.82     80.22     59.35     56.92     49.89     45.14
 Common share
  price:/8/High.........    169.38    157.88    128.50    132.75    123.13    101.88
 Low....................    139.13    122.88    102.50    105.38     78.63     84.88
 Year end...............    157.75    155.00    123.50    107.00    115.75    101.88

          See page 10 and notes to consolidated financial statements.

                            1990      1989      1988      1987      1986     CAGR/1/
                          --------  --------  --------  --------  --------  ----------
                            (IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND RATIOS)
CONSOLIDATED INFORMATION
 Total revenues.........  $  2,954  $  2,742  $  2,719  $  3,115  $  2,853     11.3%
 Net premiums written...     2,150     1,898     1,903     2,365     2,561     10.0
 After-tax income before
  accounting
  changes/2/,/3/........       614       599       513       469       321     10.8
  Per share.............      6.89      6.52      5.39      4.62      3.14     13.4
 Net income.............      6.14       599       480       511       329     10.5
  Per share.............      6.89      6.52      5.04      5.04      3.22     13.1
 After-tax income,
  excluding realized
  gains/2/,/3/..........       566       559       518       458       298     11.4
  Per share.............      6.35      6.08      5.44      4.52      2.92     14.0
 Investment income
  before tax............       706       673       570       506       413     11.3
 Investment income after
  tax...................       581       558       494       435       345     10.2
 Investments............     9,510     8,799     7,866     6,969     5,978     16.1
 Total assets...........    11,033    10,390     9,394     8,902     8,078     17.4
 Long-term debt.........       302       263       114       115       115      9.7
 Common stockholders'
  equity................     3,270     3,084     2,695     2,563     2,413     11.7
 Return on equity/4/....      17.8%     19.3%     19.7%     18.4%     14.2%      --
                          -----------------------------------------------------------
NORTH AMERICAN
 PROPERTY/CASUALTY
 OPERATIONS
 Net premiums written...  $  2,040  $  1,789  $  1,780  $  2,251  $  2,485      2.2%
 Investment income
  before tax............       662       638       539       479       386      6.5
 Pretax income,
  excluding realized
  gains/2/,/5/..........       649       612       511       449       271     10.6
 Statutory surplus......     2,902     2,684     2,319     2,009     1,840     11.2
 Investments............     8,848     8,417     7,532     6,666     5,725     10.0
 Net claims and claim
  expense
  liabilities/6/........     5,816     5,535     5,218     4,739     4,024      8.1
 Loss ratio.............      67.5%     69.7%     70.7%     74.5%     79.0%      --
 Expense ratio..........      31.5%     28.3%     28.8%     24.7%     24.7%      --
 Combined ratio.........      99.0%     98.0%     99.5%     99.2%    103.7%      --
                          -----------------------------------------------------------
INTERNATIONAL
 PROPERTY/CASUALTY
 OPERATIONS
 Net premiums written...  $    110  $    109  $    123  $    114  $     76     41.8%
 Investment income
  before tax............        39        31        27        24        21     34.1
 Pretax income,
  excluding realized
  gains/2/,/5/..........        25        35        33        26        23     30.1
 Investments/7/.........       442       342       299       279       221     43.7
 Net claims and claim
  expense
  liabilities/6/........       156       121       109       105        73     51.5
 Loss ratio.............      71.5%     62.4%     64.4%     64.2%     61.0%      --
 Expense ratio..........      37.5%     33.4%     31.3%     31.9%     31.5%      --
 Combined ratio.........     109.0%     95.8%     95.7%     96.1%     92.5%      --
                          -----------------------------------------------------------
LIFE/HEALTH OPERATIONS
 Net premiums written...        --        --        --        --        --       --
 Investment income
  before tax............        --        --        --        --        --       --
 Pretax income,
  excluding realized
  gains/2/,/5/..........        --        --        --        --        --       --
 Net policy benefits for
  life/health
  contracts/6/..........        --        --        --        --        --       --
                          -----------------------------------------------------------
FINANCIAL SERVICES
 Revenues, excluding net
  realized gains........  $     88  $     90  $    101  $    106  $    101     10.3%
 Pretax income,
  excluding realized
  gains/2/,/5/..........         6        14        27        30        28     13.6
                          -----------------------------------------------------------
COMMON STOCKHOLDERS'
 INFORMATION
 Average common shares
  outstanding...........      88.0      91.3      95.3     101.4     102.0       --
 Dividend per common
  share.................  $   1.52  $   1.36  $   1.20  $   1.00  $   0.88      8.8%
 Total common
  dividends.............       133       124       114       101        90      6.1
 Cost of common share
  repurchases...........       236       206       268       274        --       --
 Common stockholders'
  equity per share......     37.50     34.28     29.04     26.20     23.47     14.4
 Common share
  price:/8/High.........     93.00     95.75     59.25     68.38     68.88      9.4
 Low....................     69.00     55.00     45.88     48.75     49.44     10.9
 Year end...............     93.00     87.13     55.25     55.88     55.50     11.0

          See page 10 and notes to consolidated financial statements.

          NOTES TO THE ELEVEN-YEAR SUMMARY OF SELECTED FINANCIAL DATA

Only continuing operations are presented. Balance sheet data are as of December 31st. The 1996 North American property/casualty operations include the balance sheet of National Re as of December 31, 1996 and income statement amounts since the October 3, 1996 acquisition. International property/casualty and life/health operations are reported on a one-quarter lag. The international property/casualty operations include Cologne Re for balance sheet amounts beginning at December 31, 1994 and income statement amounts beginning in 1995. Only nine months of Cologne Re's 1995 results are included in General Re's 1995 results due to the one-quarter reporting lag. Loss ratios, expense ratios and combined ratios shown in the table are computed in relation to net premiums earned (referred to as a "GAAP" combined ratio).

(1) Represents compound annual growth rate.

(2) Excludes cumulative effect of accounting changes. The balance sheet data in the table on pages 8 and 9 reflect the adoption of Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting For Certain Investments in Debt and Equity Securities in 1994 and the adoption of SFAS No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts in 1993, with reclassifications made for 1992. Adoption of SFAS No. 113 did not affect results from operations or common stockholders' equity. In 1993, General Re adopted the accounting prescribed by the Emerging Issues Task Force for multiple-year, retrospectively rated reinsurance contracts. The cumulative effect from prior years recorded in 1993 increased net income by $14 million or $.17 per share. In 1992, General Re adopted SFAS No. 109, Accounting for Income Taxes. The cumulative effect from prior years recorded in 1992 increased net income by $61 million or $.71 per share.

(3) After deducting minority interest.

(4) Return on equity is computed based on income from continuing operations excluding after-tax realized gains and cumulative effects of accounting changes divided by average common stockholders' equity at the beginning and end of the year.

(5) Excludes amortization of goodwill.

(6) Net of reinsurance.

(7) Also includes investments for life/health operations.

(8) The common share price information is based on General Re Corporation's daily closing price on the New York Stock Exchange.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED OPERATING RESULTS

Comparison of 1996 with 1995

Net income of General Re Corporation and its subsidiaries ("General Re") was $894 million or $11.00 per share in 1996, an increase of 10.9 percent over the $9.92 per share earned in 1995. These results include after-tax realized gains of $.21 per share in 1996 and $.45 per share in 1995. The increase in 1996 earnings was primarily attributable to improved property/casualty underwriting results and growth in investment income in the North American and international property/casualty operations. Due to General Re's reporting of its international operations on a quarter lag, the 1996 results also benefited from a full year of results for Kolnische Ruckversicherungs-Gesellschaft AG ("Cologne Re") and the related joint-venture company, General Re-CKAG Reinsurance and Investment S.a r.l. ("GR-CK"), compared to only three quarters in 1995. In addition, North American property/casualty operations include the operating results of National Re Corporation and its subsidiaries ("National Re") since its acquisition by General Re Corporation on October 3, 1996.

Consolidated net premiums written in 1996 were $6,661 million, an increase of $559 million or 9.2 percent, from $6,102 million in 1995. North American property/casualty premium volume was $3,081 million in 1996, compared with $2,964 million in 1995, an increase of 3.9 percent. North American property/casualty net premiums written in 1996 include approximately $89 million from National Re. Net premiums written in the international property/casualty reinsurance operations were $2,505 million in 1996, compared to $2,429 million in 1995. Net premiums written for the life/health segment, which consist of Cologne Re's North American and international life/health operations, were $1,075 million for 1996, as compared to $709 million in 1995.

Consolidated investment income was $1,205 million in 1996, compared with $1,017 million in 1995. The consolidation of a full year of Cologne Re in 1996 accounts for approximately $90 million of the $188 million increase in consolidated investment income in 1996. Investment income for the North American property/casualty operations was $727 million in 1996, an increase of
2.3 percent over $711 million earned in 1995. The growth of pretax investment income in the North American operations was adversely affected by (1) the shift in assets from taxable to tax-advantaged securities over the last few years in response to General Re's tax planning strategies; (2) the maturity and calls of higher yielding fixed income securities; and (3) the use of North American cash flow from operations for common dividends and share repurchases. Investment income for the international property/casualty operations increased
59.5 percent to $394 million in 1996, compared with $247 million in 1995. The life/health operations earned investment income of $59 million in 1996, compared to $40 million in 1995. The financial services operations earned investment income of $25 million in 1996, compared with $19 million in 1995.

Comparison of 1995 with 1994

Net income in 1995 was $825 million or $9.92 per share, an increase of 24.5 percent over $7.97 per share earned in 1994. These results include after-tax realized gains of $.45 per share in 1995 and $.54 per share in 1994. The improved results in 1995 were primarily attributable to increased underwriting profitability in the North American property/casualty operations, growth in after-tax investment income and increased income from General Re's international property/casualty operations. The 1995 results include three quarters of the year's results for Cologne Re and GR-CK, which are not reflected in the comparable 1994 amounts, since GR-CK was not formed until December 28, 1994.

Consolidated net premiums written in 1995 were $6,102 million, an increase of $3,101 million or 103.3 percent from $3,001 million in 1994. North American property/casualty premium volume was $2,964 million in 1995, compared with $2,581 million in 1994, an increase of 14.9 percent. Net premiums written in the international property/casualty reinsurance operations were $2,429 million in 1995, compared to $420 million in 1994, with most of the growth attributable to the inclusion of Cologne Re's premiums during the year. In addition, the underwriting results of General Re's wholly owned European operations, which were predominantly reported on a full underwriting-year lag in prior years, are now reported on a one-quarter lag, beginning in 1995. The international wholly owned subsidiaries' net premiums written increased by $263 million during 1995 due to this change in reporting, although net income was not materially affected by the change. Net premiums written for the life/health segment, which consist of Cologne Re's North American and international life/health operations, were $709 million for 1995.

Consolidated net investment income was $1,017 million in 1995, compared with $749 million in 1994. The consolidation of Cologne Re accounts for approximately $193 million of the $268 million increase in consolidated investment income in 1995. Investment income for the North American property/casualty operations was $711 million in 1995, an increase of 3.7 percent over $686 million earned in 1994. The growth of pretax investment income in the North American operations was adversely affected by the shift in assets from taxable to tax-advantaged securities over the past few years in response to General Re's tax planning strategies, the maturity or call of higher yielding fixed income securities and the use of North American cash flow from operations for common dividends and stock repurchases. Investment income for the international property/casualty operations increased 375.4 percent to $247 million in 1995, compared with $52 million in 1994. Excluding the effect of Cologne Re, the international property/casualty operations investment income grew 24.2 percent in 1995. The life/health operations earned investment income of $40 million in 1995. The financial services operations earned investment income of $19 million in 1995, compared with $11 million in 1994.

Pretax income discussed in each of the segment sections that follow is before minority interest deductions and goodwill amortization, both of which are deemed corporate expenses that have not been allocated to the segments.

NORTH AMERICAN PROPERTY / CASUALTY OPERATING RESULTS

                                                    YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1996      1995      1994
                                                   --------  --------  --------
                                                         (IN MILLIONS)
Income before taxes and realized gains............ $    741  $    716  $    599
Net premiums written..............................    3,081     2,964     2,581
Net underwriting income (loss)....................       27        13       (46)
Combined ratio....................................     99.1%     99.6%    101.9%
Investment income................................. $    727  $    711  $    686
Net other loss....................................      (13)       (8)      (40)

North American property/casualty pretax income in 1996, excluding realized gains, increased 3.5 percent over 1995. This growth in pretax income was primarily due to an improvement in the underwriting result of $14 million and an increase in investment income of $16 million, partly offset by an increase in net other loss of $5 million. The 1994 underwriting result was adversely affected by the earthquake in Northridge, California on January 17th. The growth in investment income of 2.3 percent in 1996 was due to an increase in the portfolio as a result of operating cash flows in 1995 and 1996. The increase in net other loss in 1996 was due to higher general corporate expenses which are charged to this segment and non-recurring fee income in 1995.

The combined underwriting ratio is computed based on the relationship of losses and underwriting expenses to premiums earned. This ratio is General Re's principal indicator of underwriting performance, with less than 100.0 percent indicating an underwriting profit. In 1996, the combined ratio for the North American property/casualty segment was 99.1 percent, compared to 99.6 percent in 1995 and 101.9 percent in 1994. The 1996 and 1995 underwriting results were consistent with General Re's operating objective of achieving an underwriting profit.

On October 3, 1996, General Re Corporation acquired all of the outstanding shares of National Re, a North American property/casualty reinsurance group, in exchange for 4,023,901 shares of General Re's common stock and $313 million in cash, including expenses, for a total cost of $900 million. National Re provides property and casualty reinsurance to insurers written on a direct basis. In 1996, National Re's full-year gross premiums written were $364 million, of which approximately 70 percent was casualty business and 30 percent was property business. National Re's clients are predominantly small- to medium-sized, regional and specialty property/casualty insurers. Like General Re, National Re principally writes treaty and facultative reinsurance on an excess-of-loss basis.

    1996 NET PREMIUMS WRITTEN

           [PIE CHART]               Net premiums written in 1996 for the
                                     North American property/casualty
GRC Treaty & Facultative 87.5%       operations were $3,081 million, an
                                     increase of 3.9 percent from $2,964
General Star 8.3%                    million in 1995. The pie chart to the
                                     left depicts the relative share of
Genesis 4.2%                         property/casualty premium by operating
                                     unit and the table below shows net
                                     premiums for the past three years by
                                     operating unit.


                                                     YEARS ENDED DECEMBER 31,
                                                    --------------------------
                                                      1996     1995     1994
                                                    -------- -------- --------
                                                          (IN MILLIONS)
General Reinsurance Corporation
 (treaty/facultative).............................. $  2,696 $  2,643 $  2,288
General Star Companies (excess and surplus)........      256      210      191
Genesis Companies (direct excess and alternative
 markets)..........................................      129      111      102
                                                    -------- -------- --------
 Total............................................. $  3,081 $  2,964 $  2,581
                                                    ======== ======== ========

General Reinsurance Corporation's ("GRC") treaty and facultative reinsurance premiums grew by 2.0 percent in 1996. Included in this figure is $89 million of net premiums written from National Re. GRC's premium growth was adversely affected by the nonrenewal of a large quota share treaty contract. Excluding the premiums associated with the nonrenewed contract and National Re, GRC's property/casualty premiums written increased 8.7 percent over the 1995 amounts. The underlying growth in GRC's premiums has slowed from growth in the prior few years due to the increasingly competitive primary insurance and reinsurance environments, increased retentions by certain large primary insurers, and the consolidation of companies in the primary insurance industry. In 1996, GRC's premium growth was primarily in the regional and specialty accounts, while individual risk facultative business was essentially flat.

The wholesale nature of reinsurance transactions periodically results in somewhat volatile premium trends between quarters and years. The addition or loss of a large contract may significantly affect General Re's premium growth, although large contracts generally have a smaller effect on earnings than on premium trends. General Re's treaty contracts usually include short-term cancellation provisions. General Re's largest treaty was 7.7 percent of total North American net premiums written.

For the General Star operations, which primarily write excess, surplus and specialty insurance, net premiums written grew 22.1 percent in 1996 due to increases in direct writings and retention levels. The facilities department within General Star grew by $12 million principally in the casualty errors and omissions line of business. The property department increased premium by $15 million primarily in fire and allied lines. The primary casualty department increased its net premiums by $9 million, while the net premiums of the excess casualty department increased by $11 million. General Star has produced a statutory underwriting profit for twelve consecutive years.

The Genesis operations provide direct excess insurance and reinsurance to companies with self-insurance programs. Net premiums written for Genesis increased during the year by 15.9 percent over 1995 levels, principally due to growth in directors' and officers' coverage. Property premiums grew by $8 million due to increased emphasis on multiple line programs with existing accounts.

INTERNATIONAL PROPERTY / CASUALTY OPERATING RESULTS

                                                     YEARS ENDED DECEMBER 31,
                                                     ----------------------------
                                                       1996      1995     1994
                                                     --------  --------  --------
                                                          (IN MILLIONS)
Income before taxes and realized gains.............. $    320  $    200  $   46
Net premiums written................................    2,505     2,429     420
Net underwriting income (loss)......................      (53)      (63)      6
Combined ratio......................................    102.1%    102.8%   98.6%
Investment income................................... $    394  $    247  $   52
Net other income (loss).............................      (22)       16     (12)

Income before taxes and realized gains for the international property/casualty operations was $320 million in 1996, an increase of 59.2 percent from 1995. The segment's results are affected by the inclusion of a full year of Cologne Re's operating results in 1996 as compared to only three quarters in 1995 (see below for a description of the Cologne Re transaction). Excluding the additional quarter, the international property/casualty segments income before taxes would have grown 41.1 percent.

         [PIE CHART]                  International net premiums written were
                                      $2,505 million in 1996, compared with
Germany 29.1%                         $2,429 million in 1995. The composition
                                      of international property/casualty
US$ Foreign  17.2%                    premiums by currency presented in the
                                      chart to the left displays the
Australia 5.4%                        geographic diversification of General
                                      Re's international business. The
United Kingdom 10.5%                  category labelled "other" represents
                                      more than 100 currencies.
France 6.1%

Japan 4.4%

Spain 3.1%

Other 24.2%



                                      The reported growth in premiums was
                                      affected by a number of factors,
                                      including: a) the inclusion of a full
                                      year of Cologne Re's property/casualty
                                      premiums in 1996 compared to only three
                                      quarters in 1995; b) the effect of
                                      including current underwriting year
                                      estimates of the wholly owned European
                                      operations beginning in 1995;


c) the effect of a stronger U.S. dollar which lowered international premiums when translated into U.S. dollars; and d) the placing of Cologne Re's U.S. property/casualty subsidiary into runoff. Adjusting for these factors, international property/casualty net premiums written decreased 2.9 percent in 1996. As in North America, international property/casualty insurance became more competitive in 1996, and as a result, General Re has been cautious about business expansion in this environment.

Income before taxes and realized gains for the international property/casualty operations of $200 million in 1995 increased 334.4 percent over 1994 levels. The segment's results in 1995 were significantly affected by the inclusion of Cologne Re's results and, therefore, are not directly comparable to the results in 1994.

On December 28, 1994, General Re and Colonia Konzern AG ("Colonia") formed a new company that acquired 75 percent of the ordinary shares and approximately 30 percent of the preference shares of Cologne Re, which collectively represents a 66.3 percent economic interest in Cologne Re. In exchange for its Cologne Re shares, Colonia, for itself and as trustee for Nordstern Allgemeine Versicherungs AG (collectively, "CKAG"), received 100 percent of the Class A shares of the new company, GR-CK. General Re initially contributed $884 million (DM 1,377 million) to GR-CK in exchange for 100 percent of the Class B shares of GR-CK. On December 30, 1994, GR-CK paid $302 million (DM 475 million) to General Re in exchange for notes in the principal amount of DM 475 million. The notes pay interest of 8.0 percent annually to GR-CK and are due on December 30, 2004. The intercompany notes have been eliminated in consolidation. The funds invested in GR-CK are subject to certain investment restrictions according to the joint-venture agreement.

The Class A shares have 49.9 percent of the votes of GR-CK and are entitled to an annual Class A dividend, which is based on a formula and is subject to a minimum of approximately DM 36 million, while the Class B shares have 50.1 percent of the votes of GR-CK and are entitled to the earnings of GR-CK in excess of the Class A dividend. General Re also receives an annual Class B cash dividend of 50.1 percent of GR-CK's distributable income, as defined in the joint-venture agreement. The dividends related to the 1995 calendar result, which were paid in 1996 with respect to the Class A and B shares were $27 million and $26 million, respectively.

General Re has an option to purchase from January 1, 2002 to January 1, 2004 the Class A shares of GR-CK owned by CKAG at a formula price. The option has a minimum exercise price of DM 1,306 million and a maximum of DM 1,509 million, subject to certain warranty and other adjustments that may affect the exercise price. If General Re does not exercise its option to purchase the Class A shares of GR-CK from CKAG, CKAG has an option to purchase the Class B shares of GR-CK from General Re under a similar exercise price formula.

During the second quarter of 1995, Cologne Re completed a rights offering that raised DM 437 million ($317 million at the June 30, 1995 exchange rate), which increased its capital under U.S. generally accepted accounting principles by
62.9 percent over the amount at December 31, 1994. In connection with Cologne Re's rights offering, GR-CK subscribed for its pro rata share, approximately DM 297 million ($215 million at the June 30, 1995 exchange rate), of the offering. In addition to its ownership of Cologne Re through GR-CK, General Re purchased for its own account an additional 8.4 percent of the ordinary and preference shares of Cologne Re through December 31, 1996 for aggregate consideration of $85 million, which increased General Re's consolidated economic interest in Cologne Re to 74.7 percent at December 31, 1996.

LIFE/HEALTH OPERATING RESULTS

                                                       YEARS ENDED DECEMBER 31,
                                                      ---------------------------
                                                        1996      1995     1994
                                                      --------  -------- --------
                                                            (IN MILLIONS)
Income before taxes and realized gains............... $     53  $     50      --
Net premiums written
 Life................................................      812       542      --
 Health..............................................      263       167      --
Net underwriting income..............................        2        10      --
Investment income....................................       59        40      --
Net other income (loss)..............................       (7)        0      --

The life/health operations include a full year of results in 1996 as compared to only three quarters of life/health operations in 1995, due to General Re's reporting of its international operations on a quarter lag. This segment includes the North American and international life/health operations of Cologne Re. During 1996, the life/health operations' income before taxes and realized gains increased by 6.4 percent. Excluding the effect of the quarter lag, life/health income would have declined 17.4 percent in 1996 due to lower underwriting margins.

Net premiums written in 1996 were $1,075 million, an increase of 51.7 percent over 1995. Excluding the effect from the quarter lag, life/health premiums increased 16.4 percent in 1996. Approximately 43 percent of General Re's life/health net premiums was written in Europe, another 42 percent was written in North America and the remaining 15 percent was written throughout the rest of the world. The segment experienced strong premium growth in both North America and internationally. The North American operation's growth was primarily in the individual life, group life and individual health segments. The international operation's growth was spread throughout Europe, the United Kingdom and Australia. The 1996 underwriting income of $2 million decreased by $8 million from 1995 due to increased frequency in mortality experience and higher claims in the Medicare supplement and long-term care lines in the North American operations. Investment income increased by $19 million in 1996 as compared to 1995, in part due to the four quarters of investment income in 1996.

FINANCIAL SERVICES OPERATING RESULTS

                                                      YEARS ENDED DECEMBER 31,
                                                     --------------------------
                                                       1996     1995     1994
                                                     -------- -------- --------
                                                           (IN MILLIONS)
Income before taxes, minority interest and realized
 gains.............................................  $    100 $    100 $     85
Total revenues.....................................       269      250      229
Net investment income..............................        25       19       11

The financial services operations include General Re's derivative products, insurance brokerage and management, investment management, reinsurance brokerage and real estate management operations. Pretax income for the financial services operations was $100 million in each of 1996 and 1995. The overall unchanged result was due to lower 1996 income in General Re's derivative products operations, General Re Financial Products Corporation and affiliates ("GRFP"), and from U.S. Aviation Underwriters, Inc., an aviation pool manager, partially offset by increased income from General Re Underwriting Services Limited, which provided underwriting services for Tempest Reinsurance Company Limited ("Tempest"), an affiliated Bermuda-based company specializing in excess property catastrophe reinsurance. This underwriting services agreement was terminated on July 1, 1996 when General Re sold its 20.7 percent interest in Tempest; this termination eliminated a major portion of General Re Underwriting Services Limited's operations.

GRFP is a dealer in derivative products and offers a full line of interest rate, currency and equity swaps, options and other derivative products. GRFP's gross trading revenue was $144 million in 1996, compared to $142 million in 1995 and $135 million in 1994. The overall growth of GRFP's business in the U.S. derivatives market was slower than in international markets.

GRFP closely monitors its derivatives operations and actively manages its open positions to control its exposures. GRFP hedges its exposure to market risk (which includes foreign exchange, interest rate, equity, swap spread, volatility, correlation, and yield curve risks) in connection with its dealer activities by purchasing or selling futures contracts, entering into forward foreign exchange contracts, purchasing or selling U.S. and foreign government securities or entering into offsetting derivative transactions.

In August 1995, General Re acquired all of the outstanding stock of New England Asset Management in exchange for stock of General Re and combined it with General Re's own investment management subsidiary. The resulting company, General Re-New England Asset Management, Inc. ("GR-NEAM"), provides investment management services primarily for other insurance companies that seek General Re's expertise in managing insurance company investment portfolios. GR-NEAM has approximately 48 insurance company clients and approximately $10 billion of client assets under management or advisement at December 31, 1996.

Pretax income for the financial services operations was $100 million in 1995, an increase of 18.1 percent from $85 million earned in 1994. The increase in 1995 income was principally due to increased profitability of GRFP.

CONSOLIDATED FINANCIAL CONDITION

Assets/Investments

At December 31, 1996, total assets were $40,161 million, compared with $34,263 million at December 31, 1995. The $5,898 million growth in assets was attributable to an increase of $2,249 million in the total assets of the North American property/casualty operations, $1,022 million in the international reinsurance operations, and $2,627 million in the financial services segment. The growth in the assets of the North American property/casualty operations was primarily due to the inclusion of National Re's assets of $2,237 million. The increase in the assets of the international operations was due to the investment of operating cash flows offset by the decline of the German mark compared to the U.S. dollar which decreased assets by approximately
$734 million.

General Re's invested assets increased from $23,494 million at December 31, 1995 to $26,562 million at December 31, 1996. The $3,068 million increase in invested assets was the result of an increase of $1,398 million in the North American property/casualty segment, an increase of $755 million in the international reinsurance operations and an increase of $915 million in the financial services operations. Unrealized appreciation after deferred income taxes on General Re's investment portfolio was $1,625 million and $1,468 million at December 31, 1996 and December 31, 1995, respectively. The increase was principally due to the appreciation of equities held in the North American and the international operations and appreciation of bonds held in the London and Australian operations, partially offset by a decline in the value of bonds held in the United States.

NORTH AMERICAN PROPERTY/CASUALTY INVESTED ASSETS

General Re's North American property/casualty investment portfolios are managed for both after-tax total return and after-tax current income. These investment objectives take into consideration the duration of the operation's liabilities and investment parameters requiring high credit quality across the portfolios. At December 31, 1996, total invested assets of the North American property/casualty operations were $14,879 million, a 10.4 percent increase over 1995 invested assets.

The composition of the North American property/casualty invested assets as a percent of the total portfolio at December 31, 1996 is shown in the pie chart below.

     [PIE CHART]                          During 1996, there was a minimal
                                          amount of net new cash flow
Preferred equities 5.6%                   allocated to the North American
                                          property/casualty portfolio, as
Other 2.8%                                almost all available cash flow was
                                          used to purchase National Re, pay
U.S. Government bonds 5.0%                dividends to stockholders and
                                          repurchase General Re's common
Foreign bonds 2.5%                        stock. Within the portfolio, General
                                          Re continued to shift assets from
Mortgage-backed bonds 6.5%                taxable to tax-advantaged securities
                                          as part of its tax planning
Corporate bonds 6.3%                      strategies. In addition, this shift
                                          reflects management's belief that
Municipal bonds 51.7%                     for much of the year, municipal
                                          securities were attractively priced
Common equities 19.6%                     relative to their taxable
                                          equivalents. General Re anticipates
                                          that the investment of future cash
                                          flows will be weighted towards
                                          municipal securities.


To minimize its exposure to shifts in interest rates, General Re balances within a range the duration (a present-value weighted measure of average life) of its property/casualty claim liabilities with the duration of fixed maturity investments in the investment portfolio.

The table below shows the average maturity and effective duration of the North American taxable and tax-exempt portfolios in years:

                                                                   DECEMBER 31,
                                                                  --------------
                                                                  1996 1995 1994
                                                                  ---- ---- ----
AVERAGE MATURITY
 Taxable portfolio...............................................  6.8  9.4 7.7
 Tax-exempt portfolio............................................ 11.7 10.9 9.1
EFFECTIVE DURATION
 Taxable portfolio...............................................  4.0  5.2 4.6
 Tax-exempt portfolio............................................  7.3  6.6 5.7

At December 31, 1996, the effective average maturity of the fixed-maturity portfolio was 10.3 years, compared to an estimated average life of 10.6 years for General Re's property/casualty claim liabilities. The duration of property/casualty assets was 5.1 years, compared with 4.5 years for the property/casualty claim liabilities. This compares with 1995 durations of 5.1 years and 4.9 years, respectively. The decrease in the duration of General Re's property/casualty claim liabilities at December 31, 1996 was principally due to the mix of premiums written.

Included in fixed-maturity investments were mortgage-backed securities of $966 million (3.6 percent of consolidated invested assets) and other asset-backed securities of $53 million (0.2 percent of consolidated invested assets) at December 31, 1996. These securities have interest and principal repayment patterns that differ from typical fixed maturities. Mortgage-backed securities are generally issued by quasi-federal agencies or federally supported institutions and, to a lesser extent, by corporations. They can either be direct pass-throughs of cash flows from the underlying mortgages or can be a grouping of underlying mortgages into various principal repayment tranches, known as collateralized mortgage obligations ("CMOs"). The mortgage-backed securities portfolio comprises pass-through securities (49.9 percent) and CMOs (50.1 percent) based on December 31, 1996 market values. The CMO portfolio is composed of a range of security types but is primarily invested in sequential and planned amortization class securities. Other asset-backed securities are usually debt instruments which are collateralized by credit card or auto loan receivables whose interest and principal payments will vary with the underlying receivables. Most of the mortgage-backed and other asset-backed securities are publicly traded and market values were obtained from an external pricing service.

At December 31, 1996, common equity investments in the North American portfolio totaled $2,925 million, representing 19.6 percent of the North American property/casualty investment portfolio. The North American equity portfolio is well diversified and primarily consists of holdings in companies with large market capitalizations which collectively have a calculated volatility approximating the Standard & Poor's 500 index. During 1996, General Re purchased futures contracts to hedge a portion of the common equity portfolio as a means to achieve target asset allocations within the North American portfolio. To the extent that General Re's portfolio held the same securities as the futures contracts, related gains and losses on the futures contracts were treated as basis adjustments to those securities held. Otherwise, gains and losses on the futures contracts were not deemed to qualify for such hedge accounting treatment. In 1996, realized gains included $72 million of losses from these futures contracts and $53 million of losses were recorded as basis adjustments for hedged equities.

A small portion of the North American investment portfolio was dedicated to nontraditional, private investments. These alternative investments, included in the balance sheet caption, "Other invested assets," were $435 million (1.6 percent of consolidated invested assets) and $344 million (1.5 percent of consolidated invested assets) at December 31, 1996 and 1995, respectively. Most of these investments are interests in limited partnerships managed by outside professional managers. Over time, these investments are expected to provide a higher return than the overall North American property/casualty investment portfolio. This segment, however, also may entail a greater amount of risk both in terms of limited liquidity and greater uncertainty of returns compared to the rest of General Re's portfolio. General Re evaluates the fair value of these alternative investments on a quarterly basis by reviewing available financial information of the investee and performing other financial analyses in consultation with external advisors. Any changes in the fair value of limited partnerships are included in unrealized appreciation or depreciation in common stockholders' equity, unless a decline in fair value is considered other than temporary, resulting in a charge to income.

Credit Quality


             Tax-exempt      Taxable        Credit considerations are an
                                            important part of General Re's
Nonrated        .05            1.3          fixed-maturity investment
                                            strategy. The overall fixed-
Below BBB       .01            2.1          maturity portfolio continued
                                            to have an average credit rating
BBB             2.1            3.8          of AA at December 31, 1996. The
                                            distribution of General Re's North
A              22.1           17.0          American property/casualty fixed-
                                            maturity portfolio by credit
AA             32.6           12.1          quality is presented in the chart
                                            on the left.
AAA            42.6           63.7

Investment Returns

The overall pretax yield on the North American property/casualty invested assets was 5.4 percent in 1996 and 5.9 percent in 1995. During 1996, the segment had approximately $494 million of calls and maturities on grandfathered tax-exempt bonds. These bonds had an average yield of approximately 7.9 percent and the proceeds from the calls were reinvested at an average yield of approximately 5.3 percent.

Based on its current investment portfolio and the current yield curve, General Re presently anticipates additional calls and maturities through the end of 1997 of approximately $100 million of grandfathered tax-exempt bonds and $200 million of preferred equities, both with an average yield of approximately 7.6 percent. Reinvestment of these funds may adversely affect average portfolio yields and investment income.

Pretax total return for North American investments was 7.1 percent in 1996, compared with a return of 18.9 percent in 1995 and (2.2) percent in 1994. Almost all investment sectors recorded lower returns in 1996 than in 1995, primarily due to higher interest rates in 1996 and a difficult comparison against the very favorable gains in U.S. equity markets during 1995. The total pretax returns on the North American investment portfolio by major asset class were as follows:

                                                    YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1996      1995      1994
                                                   --------  --------  --------
Short-term securities.............................      5.6%      6.0%      4.6%
Taxable bonds.....................................      3.6      17.5      (3.0)
Tax-exempt bonds..................................      3.9      15.1      (2.4)
Foreign bonds.....................................      9.5      13.7       4.1
Common equities...................................     22.6      37.9      (2.6)
Foreign equities..................................     18.5       9.2      12.7
Preferred equities................................      9.1      17.6      (5.1)

The total after-tax return for the North American investment portfolio was 6.0 percent in 1996.

INTERNATIONAL INVESTED ASSETS

General Re's international                        [PIE CHART]
property/casualty and life/health
reinsurance operations held invested           Real estate/other 3.1%
assets of $8,290 million at December 31,
1996, an increase of $755 million from         Common equities 9.0%
December 31, 1995. These portfolios
include $6,545 million of Cologne Re's         Short-term 9.4%
investments, $1,255 million in wholly
owned international operations'                Government bonds 45.4%
investments and $490 million of GR-CK
investments. Most of the international         Corporate & other bonds 33.1%
invested assets are managed internally.


The composition of the international
investment portfolio by major asset class at December 31, 1996 is presented in the chart to the right. During 1996, the composition of the international investment portfolio did not change significantly, although there was a reduction in the level of short-term securities in favor of bonds.

General Re's international investment portfolios are managed for both after-tax total return and after-tax investment income, taking into consideration the duration and currency structure of the operations' reinsurance liabilities. The investment objectives of each individual subsidiary company within the segment are determined by specific investment guidelines which consider the different legal and tax requirements in their respective jurisdictions.

                                     The fixed income portfolio of the
      [GRAPH]                        international operations consists of high
                                     credit quality securities. Substantially
Nonrated   0.3%                      all bonds were investment grade; the
                                     average rating of the portfolio was above
Below BBB  0.8%                      AA. The table to the left presents the
                                     credit ratings of fixed maturity
      BBB  1.3%                      securities held in the international
                                     investment portfolios. The common equity
        A  6.0%                      portfolio was well diversified with
                                     holdings principally from the major stock
       AA 34.2%                      markets in Europe, the United States and
                                     Japan. The real estate portfolio of $176
      AAA 57.4%                      million was internationally diversified
                                     with principal holdings in Germany. The
                                     relatively high share of short-term
                                     investments in the portfolio is due to
                                     the need to hedge investment crediting
                                     provisions in certain deposit contracts.

The portfolio is diversified by country of issuer and duration to match the currency and duration structure of the related reinsurance liabilities.

The currency structure of the international investment portfolio is globally diversified according to the currency structure of the underlying reinsurance business. General Re hedges its currency risk by seeking to match its assets and liabilities by currency. The composition of the international operation's invested assets by currency is presented in the chart below.

                                         The overall pretax yield on the
         [PIE CHART]                     international portfolio was 5.9
                                         percent in 1996 and 5.5 percent
Australian Dollar 7.6%                   during 1995. The international
                                         operations write a greater portion of
Sterling 16.2%                           their business in property lines of
                                         business than General Re's North
French Franc 3.5%                        American operations and, accordingly,
                                         invest in shorter duration securities
Japanese Yen 1.6%                        as part of their program to match
                                         asset and liability durations. The
Other 12.9%                              sharing of investment income under
                                         certain reinsurance agreements lowers
German Mark 32.0                         the international investment yield.

US Dollar 26.2%


LIABILITIES

The gross liability for claims and claim expenses, which provides for estimated future payments arising from current and prior property/casualty reinsurance transactions, amounted to $15,977 million and $14,252 million at December 31, 1996 and 1995, respectively. Growth in the liability of $1,725 million during 1996 was due to $1,410 million in the North American property/casualty segment and $315 million in the international property/casualty segment. Growth in the North American property/casualty gross liability for claims and claim expenses is in part due to $1,037 million of liabilities assumed with the acquisition of National Re. In addition to the gross liability for property/casualty claim and claim expenses, General Re had a gross liability for policy benefits for life/health contracts of $751 million and $580 million at December 31, 1996 and 1995, respectively. The asset for reinsurance recoverable on paid and unpaid losses was $2,935 million at December 31, 1996, compared to $2,794 million at December 31, 1995. Growth of $141 million in the asset for reinsurance recoverable was due to $112 million associated with the North American property/casualty segment, $3 million for the international property/casualty operations and $26 million related to the life/health operations. Approximately $89 million of the increase in reinsurance recoverables was due to the acquisition of National Re.

The gross liability and reinsurance recoverable for claims and claim expenses were based on General Re's analysis of reports and individual case estimates received from ceding companies. The liability and related recoverables, which include an amount estimated by General Re for claims and claim expenses incurred but not reported ("IBNR"), are evaluated continuously by management, annually by General Re's independent accountants in conjunction with their audit and periodically by independent consulting actuaries at the discretion of the Board of Directors. Any resulting adjustments are included in the current period's income.

Consolidated net claims and claim expenses for 1995 and prior accident years experienced favorable development of $39 million in 1996. Net claims and claim expenses for 1995 and prior accident years for the North American operations experienced favorable development of $48 million in 1996. The net favorable loss development was due to favorable development on casualty lines of business, partially offset by losses related to environmental, asbestos and other mass tort claims. Net claims and claim expenses for 1995 and prior accident years for the international operations, after the effect of foreign exchange, had adverse development of $9 million in 1996. The net adverse loss development for the international operations was primarily related to strengthening of reserves for environmental, asbestos and other mass tort claims in runoff operations.

Included in General Re's liability for claims and claim expenses are liabilities for environmental and latent injury damage claims. These claims are principally related to claims arising from remediation costs associated with hazardous waste sites and bodily injury claims relating to asbestos products and environmental hazards. These amounts include provisions for both reported and IBNR claims. The table below presents the three-year development of the balance sheet liability for environmental and latent injury claims:

                                                            1996   1995   1994
                                                           ------ ------ ------
                                                              (IN MILLIONS)
Gross liability, beginning of year........................ $1,756 $1,478 $1,332
Reinsurance recoverable...................................    498    382    444
                                                           ------ ------ ------
Liability, net of reinsurance, beginning of year..........  1,258  1,096    888
 Amount incurred during year..............................    179    298    239
 Less: amount paid during year............................    108    136    100
 Acquired companies (National Re in 1996; Cologne Re in
  1994)...................................................     25     --     69
                                                           ------ ------ ------
Liability, net of reinsurance, end of year................  1,354  1,258  1,096
Reinsurance recoverable...................................    635    498    382
                                                           ------ ------ ------
Gross liability, end of year.............................. $1,989 $1,756 $1,478
                                                           ====== ====== ======

General Re continually estimates its liabilities and related reinsurance recoverable for environmental and latent injury claims and claim expenses. While most of its liabilities for such claims arise from exposures in North America, General Re has also provided for international environmental and latent injury exposures. Environmental and latent injury exposures do not lend themselves to traditional methods of loss development determination and therefore may be considered less reliable than reserves for standard lines of business (e.g., automobile). The estimate is composed of four parts: known claims, development on known claims, IBNR and direct excess coverage litigation expenses. General Re's estimate for IBNR is based on fitted curves of estimated future claim emergence; this estimate is less reliable than the estimated liability for reported claims. The effect of joint and several liability on the severity of claims and a provision for future claims inflation have been included in the loss development estimate.

General Re has established a liability for litigation costs associated with coverage disputes arising out of direct excess insurance policies (rather than from reinsurance assumed). Certain subsidiaries were parties in 121 active direct excess coverage cases involving environmental and latent injury claims at December 31, 1996. Such coverage litigation expenses are estimated using an actuarial estimate of actionable items and their projected costs. General Re paid $7 million in such costs during 1996, and as of December 31, 1996, the liability for future litigation costs related to coverage disputes for environmental and latent injury claims was $132 million (included in the table above). As coverage disputes are tried and verdicts rendered, General Re expects that the settled case law will result in a downward trend in future direct excess litigation expenses. Because reinsurance contracts generally contain arbitration clauses which control disputes between the ceding company and the reinsurer, General Re does not expect the future costs associated with reinsurance disputes to be material.

Comprehensive environmental laws have been enacted in many foreign countries, generally imposing sanctions in the form of cleanup costs, civil damage awards, fines and/or imprisonment. Changes in environmental regulations and environmental verdicts may affect future claim development.

The liability for environmental and latent injury claims and claim expenses is management's best estimate of future claim and claim expense payments and recoveries which are expected to develop over the next several decades. General Re continues to monitor evolving case law and its effect on environmental and latent injury claims. Changing government regulations, newly identified toxins, newly reported claims, new theories of liability, new contract interpretations and other factors could significantly affect future claim development. While General Re has recorded its current best estimate of its liabilities for unpaid claims and claim expenses, it is reasonably possible that these estimated liabilities, net of estimated reinsurance recoveries, may increase in the future and that the increase may be material to General Re's results from operations, cash flows and financial position. It is not possible to estimate reliably the amount of additional net loss, or the range of net loss, that is reasonably possible.

General Re discounts certain liabilities associated with workers' compensation claims. Current statutory rules allow the discounting of "tabular reserves" as defined and allow discounting of nontabular reserves if permitted by the insurer's state of domicile. As of December 31, 1996, General Re recorded $1,662 million in claim liability discount, of which $970 million relates to tabular reserves and $692 million relates to nontabular reserves for medical costs associated with tabular reserve claims. The Delaware Insurance Department confirmed that General Re may discount both its tabular reserves and the medical expenses associated with such tabular reserves at 4.5 percent per year.

Major catastrophe losses in recent years have had a significant effect on the insurance and reinsurance industry. General Re has exposure to windstorm, hail, earthquake and other catastrophic events, all of which are managed through several measures, including strong underwriting controls, occurrence caps on certain property treaties, modeling and monitoring its accumulations and imposing zonal limits. In addition, General Re uses its retrocessional programs to provide catastrophe protection.

FINANCIAL SERVICES ASSETS AND LIABILITIES

The asset and liability positions of the financial services operations fluctuate based on ongoing derivatives transactions and related risk management activities. The purchase of U.S. and foreign government securities (fixed maturities at fair value), which are primarily financed through collateralized repurchase agreements (securities sold under agreements to repurchase), and the "short" sale of U.S. and foreign government securities (securities sold but not yet purchased), whose proceeds are invested in reverse repurchase agreements (securities purchased under agreements to resell), contribute to the short-term fluctuations in the operations' total assets and liabilities, while generally not having any material effect on common stockholders' equity. During 1996, invested assets of these operations increased $915 million to $3,393 million. Securities purchased under agreements to resell (an asset) declined $66 million in 1996. Securities sold under agreements to repurchase (a liability) increased $722 million in 1996 to $1,985 million. Securities sold but not yet purchased represent obligations of General Re to deliver the specified security at the contracted price, thereby creating a liability to repurchase the security in the market at prevailing prices. Accordingly, General Re's ultimate obligation to satisfy the sale of securities sold but not yet purchased may exceed the amount recognized in the balance sheet. The liability for securities sold but not yet purchased increased $255 million in 1996 to $869 million at December 31, 1996.

GRFP controls its market risk exposures through the use of cash instruments and derivative transactions. GRFP's components of market risk include foreign exchange, interest rate, equity, swap spread, volatility, correlation and yield curve risk. GRFP controls these risk exposures by taking offsetting positions in either cash instruments or other derivatives to reduce the overall exposure to loss due to movements in these variables. GRFP manages its exposures on a portfolio basis. Under this approach, GRFP monitors its market risk on a daily basis across all swap and option products by calculating the effect on operating results of potential changes in market variables over a one-week period, based on historical market volatility data and informed judgment. GRFP's 1996 aggregate weekly market risk limit across all trading books was $10 million.

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

                                                                 YEARS ENDED
                                                                DECEMBER 31,
                                                                ---------------
                                                                 1996     1995
                                                                ------   ------
                                                                (IN MILLIONS)
      RISK LIMIT USAGE
      Average.................................................. $    9   $    8
      PROFIT AND LOSS
      Highest..................................................      4        4
      Lowest...................................................     (3)      (4)
      Average..................................................     --       --

GRFP evaluates and records a fair-value adjustment against trading revenue to recognize counterparty credit exposure and future costs associated with administering each contract. The expected credit exposure for each trade is initially established on the trade date and is determined through the use of a proprietary credit exposure model that is based on historical default probabilities, market volatilities and, if applicable, the legal right of setoff. These exposures are continually monitored and adjusted due to changes in the credit quality of the counterparty, changes in interest and currency rates or changes in other factors affecting credit exposure. The fair value allowance for counterparty credit exposures and future administrative costs on existing contracts was $77 million and $67 million at December 31, 1996 and 1995, respectively. GRFP has not experienced any credit losses as a result of counterparty defaults.

STOCKHOLDERS' EQUITY

Common stockholders' equity at December 31, 1996 was $7,326 million, or $89.82 per share, an increase of 12.0 percent over $80.22 per share at December 31, 1995. The increase was primarily due to net income of $894 million, the reissuance of treasury stock for the acquisition of National Re of $587 million, after-tax unrealized appreciation of $157 million, less stock repurchases of $735 million and dividends paid of $174 million. Common stockholders' equity at December 31, 1995 increased 35.6 percent over the $4,859 million at year end 1994.

LIQUIDITY AND CAPITAL RESOURCES

A summary of General Re's cash flow by business segment was as follows:

                                                    YEARS ENDED DECEMBER 31,
                                                    ----------------------------
                                                      1996      1995     1994
                                                    --------  --------  --------
                                                          (IN MILLIONS)
OPERATING ACTIVITIES:
 North American property/casualty.................. $    930  $    985  $   968
 International property/casualty and life/health...      740       740      215
 Financial services................................        8        49      (97)
                                                    --------  --------  -------
Consolidated operating cash flow...................    1,678     1,774    1,086
                                                    --------  --------  -------
INVESTING ACTIVITIES:
 North American property/casualty..................       93      (848)     (16)
 International property/casualty and life/health...     (826)     (936)    (189)
 Financial services................................      (13)       21      189
 Cash used for acquisitions........................     (313)       --     (582)
 Cash obtained in acquisitions.....................        3        --      153
                                                    --------  --------  -------
Consolidated investing cash flow...................   (1,056)   (1,763)    (445)
                                                    --------  --------  -------
FINANCING ACTIVITIES:
 North American property/casualty..................     (733)     (149)    (350)
 International property/casualty...................       88       162      (22)
 Financial services................................      130        (8)     (87)
                                                    --------  --------  -------
Consolidated financing cash flow...................     (515)        5     (459)
                                                    --------  --------  -------
Consolidated change in cash........................ $    107  $     16  $   182
                                                    ========  ========  =======

General Re's cash flow from operations was $1,678 million in 1996, compared with $1,774 million in 1995, and $1,086 million in 1994. North American property/casualty financing cash flows include General Re's stock repurchases and dividends to stockholders. During 1996, General Re utilized $313 million in cash for the acquisition of National Re. As discussed earlier, General Re made a net cash investment in 1994 of $582 million in GR-CK, the holding company which owns approximately 66.3 percent of Cologne Re. The funds invested in GR-CK are subject to certain restrictions according to the joint-venture agreement.

Dividends paid to General Re common and preferred stockholders were $174 million, $172 million and $168 million in 1996, 1995 and 1994, respectively. General Re used $735 million, $35 million and $207 million to repurchase 4,989,000 shares, 235,200 shares and 1,912,500 shares of its common stock in the years ended December 31, 1996, 1995 and 1994, respectively. Through December 31, 1996, General Re has purchased $2,333 million (27,133,500 shares) of its common stock since the inception of the repurchase program in 1987. On June 12, 1996, General Re's Board of Directors authorized $500 million of stock repurchases, in addition to the standing authority to repurchase shares in anticipation of shares to be issued under various compensation plans. The 1996 repurchase authorization had $226 million of remaining capacity as of December 31, 1996. On February 12, 1997, the Board of Directors declared a regular quarterly dividend of $.55 per share on the common stock of General Re. This represents an increase of 7.8 percent over the $.51 per share dividend paid in prior quarters during 1996 and the 21st consecutive year in which General Re has increased its dividend.

CREDIT RATINGS

At December 31, 1996, General Re Corporation had $275 million of senior debt outstanding of which $150 million was issued by General Re Corporation and is rated AAA by Standard & Poor's and Aa1 by Moody's, and $125 million was issued by National Re and is rated AA by Standard and Poor's and Aa2 by Moody's. General Re Corporation issues commercial paper to provide additional financial flexibility for its operations. Commercial paper offered by General Re Corporation has been rated A1+ by Standard & Poor's and Prime 1 by Moody's. At December 31, 1996, $140 million of commercial paper was outstanding. General Re Corporation has $1.2 billion of available lines of credit which provide financial flexibility to support General Re Corporation's commercial paper program. The credit lines consist of a 364-day facility of $400 million and a five-year credit facility of the remaining $800 million. The credit agreements with the banks require General Re to maintain a minimum consolidated tangible net worth, as defined, of $2.7 billion. All $1.2 billion of available lines of credit were unused at December 31, 1996 and 1995.

GRC and the General Star and Genesis insurers have a claims-paying ability rating of AAA by Standard & Poor's and are also rated A++ by A.M. Best Company, a leading insurance industry rating agency. GRC has a financial strength rating of Aaa by Moody's. Each of these ratings represents the highest category for the respective rating agency. Cologne Re has a claims-paying ability rating of AAA by Standard & Poor's and an A rating from A.M. Best Company.

NEW ACCOUNTING STANDARDS

See Note 2 to the consolidated financial statements on page 40 for a discussion of new accounting standards.

SAFE HARBOR DISCLOSURE

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"), General Re sets forth below cautionary statements identifying important factors that could cause General Re's actual results to differ materially from those which might be projected, forecasted, or estimated in General Re's forward-looking statements, as defined in the Act, made by or on behalf of General Re in press releases, written statements or documents filed with the Securities and Exchange Commission, or in its communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls. Such statements may include, but are not limited to, projections of premium revenue, investment income, other revenue, losses, expenses, earnings (including earnings per share), cash flows, plans for future operations, common stockholders' equity, financing needs, capital plans, dividends, plans relating to products or services of General Re, and estimates concerning the effects of litigation or other disputes, as well as assumptions for any of the foregoing and are generally expressed with words such as "believes," "estimates," "expects," "anticipates," "could have," "may have" and similar expressions.

Forward-looking statements are inherently subject to risks and uncertainties. General Re cautions that factors which may cause General Re's results to differ materially from such forward-looking statements include, but are not limited to, the following:

1) Changes in the level of competition in the North American and international reinsurance or primary insurance markets that adversely affect the volume or profitability of General Re's property/casualty or life/health businesses. These changes include, but are not limited to, the intensification of price competition, the entry of new competitors, existing competitors exiting the market, and the development of new products by new and existing competitors;

2) Changes in the demand for reinsurance, including changes in ceding companies' retentions, and changes in the demand for excess and surplus lines insurance coverages in North America;

3) The ability of General Re to execute its growth strategies in its property/casualty, life/health and financial services operations;

4) The ability of General Re to retain a significant portion of National Re's book of business and realize certain synergies in connection with its acquisition of National Re;

5) Catastrophe losses in General Re's North American or international property/casualty businesses;

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

 7) Changes in inflation that affect the profitability of General Re's current property/casualty and life/health businesses or the adequacy of its property/casualty claim and claim expense liabilities and life/health policy benefit liabilities related to prior years' business;

 8) Changes in General Re's property/casualty and life/health businesses retrocessional arrangements;

 9) Lower than estimated retrocessional or reinsurance recoveries on unpaid losses, including, but not limited to, losses due to a decline in the creditworthiness of General Re's retrocessionaires or reinsurers;

10) Increases in interest rates, which cause a reduction in the market value of General Re's interest rate sensitive investments, including, but not limited to, its fixed income investment portfolio, and its common stockholders' equity;

11) Decreases in interest rates causing a reduction of income earned on new cash flow from operations and the reinvestment of the proceeds from sales, calls or maturities of existing investments;

12) Declines in the value of General Re's common equity investments;

13) Changes in mortality or morbidity levels that affect General Re's life/health business;

14) Changes in the demand for financial services operations' products, including derivatives offered by GRFP;

15) Credit losses on General Re's investment portfolio; credit and market losses on GRFP's portfolio of derivatives and other transactions;

16) Adverse results in litigation matters, including, but not limited to, litigation related to environmental, asbestos and other potential mass tort claims; and

17) Gains or losses related to foreign currency exchange rate fluctuations.

In addition to the factors outlined above that are directly related to General Re's businesses, General Re is also subject to general business risks, including, but not limited to, adverse state, federal or foreign legislation and regulation, adverse publicity or news coverage, changes in general economic factors, and the loss of key employees.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            GENERAL RE CORPORATION

       INDEX TO RESERVE DISCLOSURES, FINANCIAL STATEMENTS AND SCHEDULES

                                                                            PAGE
                                                                            ----
RESERVE DISCLOSURES
Property/Casualty Insurance Claim Disclosures (Unaudited)..................  28
FINANCIAL STATEMENTS
Report of Independent Accountants..........................................  32
Consolidated Statements of Income..........................................  33
Consolidated Balance Sheets................................................  34
Consolidated Statements of Common Stockholders' Equity.....................  35
Consolidated Statements of Cash Flows......................................  36
Notes to Consolidated Financial Statements.................................  37
FINANCIAL STATEMENT SCHEDULES
I.Condensed Financial Information of General Re Corporation................  67
V.Supplementary Insurance Information......................................  70

Schedules other than those listed above have been omitted since they are either not required, not applicable or repeat information disclosed in the notes to financial statements.

                 PROPERTY/CASUALTY INSURANCE CLAIM DISCLOSURES

The consolidated financial statements include estimated liabilities for unpaid claims and claim expenses of General Re's North American and international property/casualty reinsurance subsidiaries. The provision for reported but unpaid claims and claim expenses is based on client reports and individual case estimates, including anticipated salvage and subrogation recoverable. A provision is included for incurred but not reported ("IBNR") claims and claim expenses on the basis of past experience. Historic premium, claim and claim expense data are organized in actuarial formats, analyzed for credibility, and processed through actuarial formulae. Using actuarial judgment, forecasts of IBNR claims and claim expenses are determined and tested for validity. General Re strives for accuracy in its reserving structure and closely monitors its estimates against actual claims and claim expense emergence. The methods of making such estimates and for establishing the resulting liabilities are continually reviewed and updated. All adjustments to the reserve structure (which encompasses claims from up to 50 years ago) are included in current operating results.

The actuary relied upon by management in forming the basis of its belief as to the reasonableness of claim and claim expense liabilities is Lee R. Steeneck, FCAS, MAAA, Vice President and Actuary of General Re Corporation. In addition to the ongoing review by management, these liabilities are subject to independent review on a regular basis. General Re's independent public accountants use actuaries during their annual financial statement audit to review both current balance sheet liabilities and income statement provisions. In addition, the Audit Committee of the Board of Directors has periodically engaged the services of an actuarial consulting firm to compare the claim liabilities established by management with the estimates of an independent consulting actuary.

LOSS RESERVE TABLES

Table 1 presents the development of net balance sheet liabilities for General Re's North American property/casualty operations from 1986 through 1996. Table 2 presents the development of the gross balance sheet liability for General Re's North American property/casualty operations from 1992 through 1996.

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

The "cumulative (deficiency) redundancy" represents the aggregate change in the initial estimates from the original balance sheet date through December 31, 1996. Annual changes in the estimates are included in current operating results each year as the liabilities are reevaluated. The deficiencies shown in the tables represent cumulative differences between the original estimate and the current balance sheet liabilities and therefore they should not be summed. The lower "triangle" of data shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year.

General Re's liabilities for claims and claim expenses displayed in Tables 1 and 2 have been significantly affected by the emergence of environmental and latent injury claims. Starting in 1979, General Re considerably strengthened the liability for claims and claim expenses for latent injury (e.g., asbestos-related) and environmental (e.g., hazardous waste) claims. When originally written, these exposures, some dating back to the 1940s, were not known to cause bodily harm or property damage. Coverage, if any, was provided to policyholders on a very limited basis. Liberal interpretations of very carefully worded insurance policy contract language have, in retrospect, created unanticipated liabilities for the property/casualty insurance industry. Adjustments to General Re's liabilities have been made in each year's current operating results since 1979 to reflect the evolution of case law which has widened the nature and extent of insurance and reinsurance coverage for these exposures. In recent years, reserve strengthening on environmental and mass tort claims has been offset by favorable development on reinsurance of liability business.

Social and economic inflation have a leveraged effect on liabilities for claims and claim expenses. Implicit within the reserve structure is an increase in both the frequency and severity of claims between years. In recent years, some of General Re's clients have increased the amount of their retained risk, which partially offsets the effect of social and economic inflation.

General Re purchases reinsurance, in both the North American and international markets, which provides protection from large property, liability or workers' compensation claims and allows General Re to offer greater capacity to clients for certain lines of business. General Re increased its capacity over time by retaining more risk and by purchasing additional reinsurance protection above its retentions. General Re believes it has selected financially sound reinsurers and anticipates receiving the full amounts recoverable, net of allowances provided for uncollectible reinsurance recoverables.

Table 3 and Table 4 present the development of net and gross balance sheet liabilities for General Re's international property/casualty operations beginning in 1994. The accident-year information required to complete Table 3 and Table 4 for General Re's wholly owned international subsidiaries was not available in prior years. These liabilities, however, were not significant to the consolidated total liabilities in prior periods. Due to lags in receiving underwriting activity reports from ceding companies in Europe, there may be correlated development of both premium and claims in the international operations and fluctuations due to currency movement. The effect of currency movements on these liabilities has been separately reported in these two tables.

In evaluating the information included in Tables 1-4, it should be noted that conditions and trends affecting the development of liabilities in the past may not occur in the future. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies based on these tables. Current actuarial studies indicate that liabilities for claims and claim expense as of December 31, 1996, net and gross of reinsurance, are adequate.

General Re discounts certain North American workers' compensation loss reserves at an interest rate of 4.5 percent per annum, the same rate used for reporting to state regulatory authorities with respect to the same claim liabilities. These claims are characterized by periodic indemnity payments principally for wage loss and medical/rehabilitation expenses which are generally fixed or determinable, both in amount and duration. The amortization of the discount is included in current operating results as part of the development of prior years' liabilities. The effect of discounting reduced liabilities for claims and claim expenses, net of reinsurance, is shown in Table 5.

                                    TABLE 1

      ANALYSIS OF NORTH AMERICAN NET CLAIMS AND CLAIM EXPENSE DEVELOPMENT
                                 (IN MILLIONS)

       YEAR ENDED
      DECEMBER 31,         1986     1987     1988    1989    1990    1991    1992    1993   1994   1995   1996
      ------------        -------  -------  ------  ------  ------  ------  ------  ------ ------ ------ ------
Net liability for unpaid
 claims and claim
 expenses...............  $ 4,043  $ 4,738  $5,217  $5,549  $5,842  $6,230  $6,635  $6,803 $7,029 $7,385 $8,741
Net liability
 reestimated as of:
  1 year later..........    4,348    4,903   5,185   5,537   5,856   6,286   6,775   6,767  7,042  7,337
  2 years later.........    4,691    4,927   5,247   5,481   5,778   6,352   6,850   6,845  6,868
  3 years later.........    4,757    4,991   5,166   5,502   5,906   6,475   6,994   6,739
  4 years later.........    4,874    4,983   5,236   5,683   6,091   6,638   6,935
  5 years later.........    4,910    5,044   5,420   5,900   6,319   6,635
  6 years later.........    5,022    5,284   5,642   6,173   6,326
  7 years later.........    5,225    5,528   5,958   6,190
  8 years later.........    5,467    5,855   5,979
  9 years later.........    5,830    5,882
 10 years later.........    5,876
 Cumulative (deficiency)
  redundancy*...........  $(1,833) $(1,144) $ (762) $ (641) $ (484) $ (405) $ (300) $   64 $  161 $   48    XXX
Cumulative amount of net
 liability paid through:
  1 year later..........  $   890  $   747  $  812  $  927  $  905  $1,044  $1,291  $1,207 $1,176 $1,253
  2 years later.........    1,385    1,354   1,436   1,584   1,613   1,955   2,195   2,063  1,959
  3 years later.........    1,877    1,846   1,903   2,115   2,332   2,570   2,850   2,617
  4 years later.........    2,267    2,209   2,320   2,689   2,769   3,072   3,300
  5 years later.........    2,565    2,546   2,814   3,025   3,184   3,437
  6 years later.........    2,842    2,965   3,085   3,362   3,481
  7 years later.........    3,207    3,203   3,375   3,618
  8 years later.........    3,413    3,472   3,611
  9 years later.........    3,659    3,695
 10 years later.........    3,876

--------
* The liability for workers' compensation tabular reserves for claims and claim expenses is discounted as discussed herein. Therefore, the liability reestimated for each year includes the effect of the discount and its amortization.

                                    TABLE 2

     ANALYSIS OF NORTH AMERICAN GROSS CLAIMS AND CLAIM EXPENSE DEVELOPMENT
                                 (IN MILLIONS)

         YEAR ENDED
        DECEMBER 31,                      1992    1993    1994    1995   1996
        ------------                     ------  ------  ------  ------ -------
Gross liability for unpaid claims and
 claim expenses......................... $7,968  $8,122  $8,578  $9,356 $10,767
Gross liability reestimated as of:
 1 year later...........................  8,087   8,180   8,865   9,326
 2 years later..........................  8,149   8,438   8,781
 3 years later..........................  8,570   8,502
 4 years later..........................  8,723
Cumulative (deficiency) redundancy...... $ (755) $ (380) $ (203) $   30     xxx
Cumulative amount of gross liability
 paid through:
 1 year later........................... $1,620  $1,351  $1,502  $1,575
 2 years later..........................  2,641   2,419   2,416
 3 years later..........................  3,432   3,090
 4 years later..........................  3,964

                                    TABLE 3

       ANALYSIS OF INTERNATIONAL NET CLAIMS AND CLAIM EXPENSE DEVELOPMENT
                                 (IN MILLIONS)

                                                              YEAR ENDED
                                                             DECEMBER 31,
                                                         ----------------------
                                                          1994    1995    1996
                                                         ------  ------  ------
Net liability for unpaid claims and claim expenses...... $3,289  $4,352  $4,664
Net liability reestimated as of:
 1 year later...........................................  3,545   4,134
 2 years later..........................................  3,316
Cumulative (increase) decrease in net liability.........    (27)    218
Less: (increase) decrease due to foreign exchange.......    (57)    227
                                                         ------  ------
Cumulative (deficiency) redundancy...................... $   30  $   (9)
                                                         ------  ------
Cumulative amount of net liability paid through:
 1 year later........................................... $  408  $  800
 2 years later..........................................    704

                                    TABLE 4

      ANALYSIS OF INTERNATIONAL GROSS CLAIMS AND CLAIM EXPENSE DEVELOPMENT
                                 (IN MILLIONS)

                                                              YEAR ENDED
                                                             DECEMBER 31,
                                                         ----------------------
                                                          1994    1995    1996
                                                         ------  ------  ------
Gross liability for unpaid claims and claim expenses.... $3,580  $4,896  $5,210
Gross liability reestimated as of:
 1 year later...........................................  3,858   4,667
 2 years later..........................................  3,625
Cumulative (increase) decrease in gross liability.......    (45)    229
Less: (increase) decrease due to foreign exchange.......    (62)    260
                                                         ------  ------
Cumulative (deficiency) redundancy...................... $   17  $  (31)
                                                         ------  ------
Cumulative amount of gross liability paid through:
 1 year later........................................... $  474  $  842
 2 years later..........................................    760

                                    TABLE 5

   RECONCILIATION OF DISCOUNTING NET LIABILITY FOR CLAIMS AND CLAIM EXPENSES
                                 (IN MILLIONS)

                                                          1996    1995    1994
                                                         ------  ------  ------
Cumulative discount, beginning of the year.............. $1,406  $1,328  $1,319
Acquisition of National Re..............................    150      --      --
Additional discount.....................................    162     131      64
Amortization of discount................................    (56)    (53)    (55)
                                                         ------  ------  ------
Cumulative discount, end of the year.................... $1,662  $1,406  $1,328
                                                         ======  ======  ======

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of General Re Corporation Stamford, Connecticut

We have audited the consolidated financial statements and schedules of General Re Corporation and subsidiaries listed in the index on page 27 of this Form 10-K. These financial statements and schedules are the responsibility of the corporation's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of General Re Corporation and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND L.L.P.

New York, New York
January 30, 1997

                             GENERAL RE CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                               1996        1995        1994
                                            ----------  ----------  ----------
PREMIUMS AND OTHER REVENUES
Net premiums written
 Property/casualty......................... $    5,586  $    5,393  $    3,001
 Life/health...............................      1,075         709          --
                                            ----------  ----------  ----------
Total net premiums written................. $    6,661  $    6,102  $    3,001
                                            ==========  ==========  ==========
Net premiums earned
 Property/casualty......................... $    5,618  $    5,141  $    2,788
 Life/health...............................      1,060         696          --
                                            ----------  ----------  ----------
Total net premiums earned..................      6,678       5,837       2,788
Investment income..........................      1,205       1,017         749
Other revenues.............................        309         292         234
Net realized gains on investments..........        104          64          66
                                            ----------  ----------  ----------
    Total revenues.........................      8,296       7,210       3,837
                                            ----------  ----------  ----------
EXPENSES
Claims and claim expenses..................      3,984       3,680       1,981
Life/health benefits.......................        789         505          --
Acquisition costs..........................      1,478       1,345         614
Other operating costs and expenses.........        727         550         446
Goodwill amortization......................         21          13           2
                                            ----------  ----------  ----------
    Total expenses.........................      6,999       6,093       3,043
                                            ----------  ----------  ----------
    Income before income taxes and minority
     interest..............................      1,297       1,117         794
Income tax expense (benefit):
 Current...................................        327         288         152
 Deferred..................................         (4)        (41)        (23)
                                            ----------  ----------  ----------
Income tax expense.........................        323         247         129
                                            ----------  ----------  ----------
    Income before minority interest........        974         870         665
Minority interest..........................         80          45          --
                                            ----------  ----------  ----------
    Net income............................. $      894  $      825  $      665
                                            ==========  ==========  ==========
SHARE DATA:
Net income per common share................ $    11.00  $     9.92  $     7.97
                                            ==========  ==========  ==========
Dividends per share to common
 stockholders.............................. $     2.04  $     1.96  $     1.92
Average common shares outstanding.......... 80,251,342  82,085,315  82,071,651

  The accompanying notes are an integral part of these consolidated financial statements.

                             GENERAL RE CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                1996     1995
                                                               -------  -------
                           ASSETS
INVESTMENTS:
 Fixed maturities:
  Available-for-sale (cost: $16,473 in 1996; $14,342 in
   1995).....................................................  $17,168  $15,225
  Trading (cost: $2,994 in 1996; $2,316 in 1995).............    2,967    2,317
 Preferred equities, at fair value (cost: $771 in 1996; $453
  in 1995)...................................................      789      472
 Common equities, at fair value (cost: $1,941 in 1996; $1,910
  in 1995)...................................................    3,675    3,234
 Short-term investments, at amortized cost which approximates
  fair value.................................................    1,267    1,449
 Other invested assets.......................................      696      797
                                                               -------  -------
 Total investments...........................................   26,562   23,494
Cash.........................................................      365      258
Accrued investment income....................................      405      390
Accounts receivable..........................................    2,832    2,368
Funds held by reinsured companies............................      474      497
Reinsurance recoverable......................................    2,935    2,794
Deferred acquisition costs...................................      457      434
Goodwill.....................................................    1,052      494
Trading account assets.......................................    4,085    2,434
Other assets.................................................      994    1,100
                                                               -------  -------
    Total assets.............................................  $40,161  $34,263
                                                               =======  =======
                         LIABILITIES
Claims and claim expenses....................................  $15,977  $14,252
Policy benefits for life/health contracts....................      751      580
Unearned premiums............................................    1,957    1,913
Other reinsurance balances...................................    3,388    3,056
Notes payable and commercial paper...........................      430      155
Income taxes.................................................      728      634
Securities sold under agreements to repurchase...............    1,985    1,263
Securities sold but not yet purchased........................      869      614
Trading account liabilities..................................    3,907    2,627
Other liabilities............................................    1,675    1,357
Minority interest............................................    1,166    1,224
                                                               -------  -------
    Total liabilities........................................   32,833   27,675
                                                               -------  -------
Cumulative convertible preferred stock (shares issued
 1,711,907 in 1996 and 1,724,037 in 1995; no par value)......      146      147
Loan to employee savings and stock ownership plan............     (144)    (146)
                                                               -------  -------
                                                                     2        1
                                                               -------  -------
                 COMMON STOCKHOLDERS' EQUITY
Common stock (102,827,344 shares issued in 1996 and 1995; par
 value $.50).................................................       51       51
Paid-in capital..............................................    1,041      635
Unrealized appreciation of investments, net of deferred
 income taxes................................................    1,625    1,468
Currency translation adjustments, net of deferred income
 taxes.......................................................      (53)     (11)
Retained earnings............................................    6,708    5,986
Less common stock in treasury, at cost (shares held:
 21,262,113 in 1996 and 20,714,069 in 1995)..................   (2,046)  (1,542)
                                                               -------  -------
    Total common stockholders' equity........................    7,326    6,587
                                                               -------  -------
    Total liabilities, cumulative convertible preferred stock
     and common stockholders' equity.........................  $40,161  $34,263
                                                               =======  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                             GENERAL RE CORPORATION

             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                                 (IN MILLIONS)

                                                      1996     1995     1994
                                                     -------  -------  -------
COMMON STOCK:
 Beginning of year.................................. $    51  $    51  $    51
 Change for the year................................      --       --       --
                                                     -------  -------  -------
  End of year.......................................      51       51       51
                                                     -------  -------  -------
PAID-IN CAPITAL:
 Beginning of year..................................     635      604      596
 Stock issued under stock option and other incentive
  arrangements......................................      30       24        6
 Stock issued for acquisition of National Re........     369       --       --
 Other..............................................       7        7        2
                                                     -------  -------  -------
  End of year.......................................   1,041      635      604
                                                     -------  -------  -------
UNREALIZED APPRECIATION OF INVESTMENTS, NET OF
 DEFERRED INCOME TAXES:
 Beginning of year..................................   1,468      421      651
 Cumulative effect of accounting change (FAS 115),
  net of deferred income taxes of $201 million......      --       --      373
 Change for the year................................     242    1,641     (942)
 Deferred income taxes..............................     (85)    (594)     339
                                                     -------  -------  -------
  End of year.......................................   1,625    1,468      421
                                                     -------  -------  -------
CURRENCY TRANSLATION ADJUSTMENTS, NET OF DEFERRED
 INCOME TAXES:
 Beginning of year..................................     (11)     (20)     (42)
 Change for the year................................     (42)       9       22
                                                     -------  -------  -------
  End of year.......................................     (53)     (11)     (20)
                                                     -------  -------  -------
RETAINED EARNINGS:
 Beginning of year..................................   5,986    5,330    4,830
 Net income.........................................     894      825      665
 Dividends paid on common stock.....................    (163)    (161)    (157)
 Dividends paid on preferred stock, net of income
  taxes.............................................      (9)      (8)      (8)
                                                     -------  -------  -------
  End of year.......................................   6,708    5,986    5,330
                                                     -------  -------  -------
COMMON STOCK IN TREASURY:
 Beginning of year..................................  (1,542)  (1,527)  (1,325)
 Cost of shares acquired during year................    (735)     (35)    (207)
 Stock issued for acquisition of National Re........     218       --       --
 Issued under stock option and other incentive
  arrangements......................................      13       20        5
                                                     -------  -------  -------
  End of year.......................................  (2,046)  (1,542)  (1,527)
                                                     -------  -------  -------
    Total common stockholders' equity............... $ 7,326  $ 6,587  $ 4,859
                                                     =======  =======  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                             GENERAL RE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN MILLIONS)

                                                      1996     1995     1994
                                                     -------  -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income......................................... $   894  $   825  $   665
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Change in claim and claim expense liabilities.....     689    1,671      571
  Change in policy benefits for life/health
   contracts........................................     171       96       --
  Change in reinsurance recoverable.................     (49)    (305)    (220)
  Change in unearned premiums.......................      39      262      261
  Amortization of acquisition costs.................   1,478    1,345      614
  Acquisition costs deferred........................  (1,478)  (1,455)    (672)
  Trading account activities
   Change in trading account securities.............    (660)  (1,602)   1,232
   Securities purchased under agreements to resell..      66      747     (681)
   Securities sold under agreements to repurchase...     722      325     (628)
   Change in other trading balances.................    (135)     586       26
  Other changes in assets and liabilities...........      45     (657)     (16)
  Realized gains on investments.....................    (104)     (64)     (66)
                                                     -------  -------  -------
    Net cash from operating activities..............   1,678    1,774    1,086
                                                     -------  -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Fixed maturities: available-for-sale
  Purchases.........................................  (8,612)  (5,837)  (4,415)
  Calls and maturities..............................     857      811      563
  Sales.............................................   6,531    3,900    4,042
 Equity securities
  Purchases.........................................  (1,166)    (900)    (999)
  Sales.............................................   1,337      723      978
 Net sales (purchases) of other invested assets.....      12     (101)     (61)
 Net sales (purchases) of short-term investments....     295     (359)    (124)
 Cash used for acquisitions.........................    (313)     --      (582)
 Cash obtained in acquisitions......................       3      --       153
                                                     -------  -------  -------
    Net cash used in investing activities...........  (1,056)  (1,763)    (445)
                                                     -------  -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments of notes payable........................     (86)     --       (21)
 Commercial paper borrowing (repayment), net........     140      (31)    (230)
 Change in contract deposits........................     290       64      171
 Cash dividends paid to stockholders:Common.........    (163)    (161)    (157)
 Preferred..........................................     (11)     (11)     (11)
 Acquisition of treasury stock......................    (729)     (30)    (222)
 Other..............................................      44      174       11
                                                     -------  -------  -------
    Net cash (used in) from financing activities....    (515)       5     (459)
                                                     -------  -------  -------
Change in cash......................................     107       16      182
Cash, beginning of year.............................     258      242       60
                                                     -------  -------  -------
Cash, end of year................................... $   365  $   258  $   242
                                                     =======  =======  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                            GENERAL RE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

General Re Corporation and subsidiaries ("General Re") have global reinsurance and financial services operations in 62 cities in 30 countries on 6 continents and provide reinsurance coverage in approximately 150 countries. General Re operates four principal businesses: North American property/casualty reinsurance, international property/casualty reinsurance, life/health reinsurance and financial services. General Re's principal reinsurance operations are based in North America and Germany, with other major operations in Asia, Australia, Europe and South America. General Re's financial services operations are located in New York, London, Tokyo, Hong Kong, and Toronto. GRC is the largest North American professional property/casualty reinsurer, and General Re is among the three largest reinsurers in the world based on net premiums written and capital.

General Re's North American property/casualty operations produced revenues of $3,887 million, or 47 percent, of consolidated revenues in 1996. The principal business of these subsidiaries is treaty and facultative reinsurance underwritten on a direct basis throughout North America. General Re predominately writes excess-of-loss reinsurance across various lines of business.

General Re's international property/casualty operations produced revenues of $3,004 million, or 36 percent, of consolidated revenues in 1996. With the consolidation of the results of Kolnische Ruckversicherungs-Gesellschaft AG ("Cologne Re") in 1995, international property/casualty premiums now account for a significantly greater portion of General Re's revenues.

General Re's life/health reinsurance operations produced revenues of $1,134 million, or 14 percent, of the consolidated total in 1996. These operations include the North American and international life/health reinsurance operations of Cologne Re.

General Re's financial services operations include derivative products, insurance brokerage and management, investment management, reinsurance brokerage and real estate management operations. Through General Re Financial Products Corporation and affiliates ("GRFP"), General Re offers a full line of interest rate, currency and equity swaps and options, as well as structured finance products. The financial services operations produced $271 million, or 3 percent, of General Re's 1996 revenues.

ACCOUNTING POLICIES

BASIS OF PRESENTATION: General Re's consolidated financial statements have been prepared on the basis of generally accepted accounting principles in the United States. The consolidated financial statements include General Re Corporation and its subsidiaries. All significant intercompany transactions have been eliminated. The North American property/casualty results include the results of National Re Corporation and its subsidiaries ("National Re") since the date of acquisition on October 3, 1996. International property/casualty and life/health subsidiaries report their results on a quarter lag. Certain other reclassifications have been made to 1995 and 1994 balances to conform to the 1996 presentation.

INVESTMENTS: Fixed maturity securities that General Re may sell prior to maturity in response to changes in market interest rates, changes in liquidity needs, or other factors and equity securities are classified as available-for-sale and carried at fair value, with unrealized gains and losses, net of deferred income taxes, excluded from income and reported in a separate component of common stockholders' equity. Fixed maturity securities that are held for resale are classified as trading and carried at fair value, with unrealized gains and losses included in income.

Realized gains or losses on sales of investments are primarily determined on the basis of identified cost and include adjustments to the net realizable value of investments for declines in value that are considered to be other

                            GENERAL RE CORPORATION
than temporary. Realized gains or losses include gains and losses arising from the translation into U.S. dollars of investments held by the North American operations and denominated in foreign currencies. General Re periodically uses derivatives to reduce the price risk associated with its investment portfolio. Derivatives used to manage these risks must be designated as a hedge at their inception and must remain a hedge throughout the hedge period. To the extent these derivatives are considered hedges, related gains or losses are treated as basis adjustments of the hedged securities. Investment income is recognized as earned and includes the accretion of bond discount and amortization of bond premium.

Included in other invested assets are investments in reinsurance joint ventures, limited partnerships and real estate. Reinsurance ventures reported under the equity method are carried at initial cost with adjustment after acquisition for General Re's proportionate share of the venture's earnings. The amount of the adjustment is included in "Other revenues." Limited partnership investments are carried at estimated fair value. Real estate is valued at cost and depreciated over its estimated useful life.

PROPERTY/CASUALTY OPERATIONS

  PREMIUMS EARNED: Premiums are recognized in income over the contract period in proportion to the amount of insurance or reinsurance provided. Unearned premium liabilities are established to cover the unexpired portion of premiums written. Such liabilities are computed by pro rata methods based on statistical data and reports received from ceding companies. In the absence of ceding company reports, premiums are estimated using historical information and management judgment. Premium adjustments on contracts and audit premiums are accrued on an estimated basis throughout the contract term. Premiums are reported net of retrocessions.

  ACQUISITION COSTS: Acquisition costs, consisting principally of commissions and brokerage expenses incurred at contract issuance, are deferred and amortized over the contract period in which the related premiums are earned, generally one year. Deferred acquisition costs are reviewed to determine that they do not exceed recoverable amounts, after considering investment income.

  CLAIMS AND CLAIM EXPENSES: The liability for claims and claim expenses is based on reports and individual case estimates received from ceding companies. The liability also includes incurred but not reported claims and claim expenses, which are actuarially estimated based on past experience and are reduced by anticipated salvage and subrogation recoverable. The methods of determining such estimates and establishing the related liabilities are regularly reviewed and updated, and any resulting adjustments are included in income currently. Reinsurance recoveries on unpaid claims and claim expenses, net of uncollectible amounts, are recognized as assets at the same time and in a manner consistent with General Re's method for establishing the related liability. Workers' compensation liabilities, after deduction of reinsurance recoverable for unpaid losses, were $1,490 million and $1,244 million at December 31, 1996 and 1995, respectively, after being discounted at an interest rate of 4.5 percent.

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

  PRESENT VALUE OF FUTURE PROFITS: The present value of future profits ("PVP") is the actuarially determined present value of the projected profits from the continuation of in-force reinsurance on existing insurance policies on the date Cologne Re was acquired. The calculation of the estimated profits includes anticipated future premiums, death and benefit payments, reserve changes, profit sharing amounts, expenses and related investment income. PVP was determined using risk-adjusted discount rates ranging primarily from 10.0 percent through 16.0 percent. The interest rates selected for the valuation were determined based on the applicable interest rates in the country of risk and the risk inherent in the realization of the estimated future profits. PVP, which is included in "Other assets" on the balance sheet, was $112 million and $125 million at December 31, 1996 and 1995, respectively, and is being amortized over the duration of the related life business, approximately 20 years, based upon the assumed underlying profits of the business acquired using a 7.0 percent interest rate.

FUNDS HELD BY REINSURED COMPANIES: Funds held by reinsured companies represent ceded premium retained by the ceding company for a period according to contractual terms. General Re generally earns investment income on these balances during the period funds are held.

GOODWILL: General Re amortizes on a straight-line basis goodwill recorded in connection with its business combinations. Included in 1996 goodwill is approximately $595 million related to the acquisition of National Re. The 1995 goodwill amount is principally related to the Cologne Re joint venture. General Re's goodwill is amortized predominantly over 40 years. The amount of goodwill reported for the Cologne Re transaction fluctuates based on changes in the value of the German mark relative to the U.S. dollar during the period.

DEFERRED INCOME TAXES: Deferred income taxes have been provided for all temporary differences between the bases of assets and liabilities used in the financial statements and General Re's United States and foreign tax returns. Deferred income taxes are also provided for unrealized appreciation (depreciation) of equity securities and certain fixed maturities, and for foreign currency translation gains or losses by a charge or credit directly to the applicable component of common stockholders' equity.

FOREIGN CURRENCY TRANSLATION: Revenues and expenses denominated in foreign currencies are translated at the average rate of exchange during the period. Assets and liabilities are translated at the rate of exchange in effect at the close of the period. Gains or losses resulting from translating foreign currency financial statements are accumulated in a separate component of common stockholders' equity. General Re's international operations have exposures to the major currencies in Europe, principally the German mark and British pound. A deterioration in the value of these currencies could have an adverse effect on General Re's financial position and operating results. Gains or losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity's functional currency) are included in net income.

DEPOSITS: Reinsurance contracts that do not indemnify the ceding company against loss or liability are recorded as deposits and included in "Other reinsurance balances." These deposits are treated as financing transactions and are credited or charged with interest income or expense according to contract terms.

                            GENERAL RE CORPORATION

ALLOWANCE FOR DOUBTFUL ACCOUNTS: Allowances are provided for uncollectible reinsurance recoverables and other doubtful receivables. Write-offs of receivables reduce the allowance. At December 31, 1996 and 1995, the allowance was $126 million and $135 million, respectively.

FINANCIAL SERVICES: GRFP's derivative contracts are carried at estimated fair value which is determined using financial models which incorporate current interest rates, currency rates, and security values. Securities owned, securities sold but not yet purchased and futures contracts are carried at fair value. Realized and unrealized gains or losses from selling or valuing securities and contractual commitments at fair value are included in "Other revenues." Included in trading account assets and liabilities are the unrealized gains and losses on interest rate and currency swaps, forward currency commitments and option products. These estimated unrealized gains and losses, which have been included in income, represent the fair value of estimated future cash flows for these transactions. Purchases of securities under agreements to resell and sales of securities under agreements to repurchase are accounted for as collateralized investing and financing transactions and are recorded at their contractual resale or repurchase amounts, plus accrued interest.

ACCOUNTING ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. General Re's principal estimates include property/casualty claims and claim expenses, policy benefits for life/health contracts, estimated premium when General Re has not received ceding company reports and valuation of nonexchange traded financial instruments. General Re utilizes historical information, actuarial analyses, financial modeling and other analytical techniques to prepare these estimates. Actual results for all these items could differ from the estimates included in General Re's income statement, balance sheet and statement of cash flows.

EARNINGS PER SHARE: Earnings per common share were based on earnings less preferred dividends, divided by the weighted average common shares outstanding during each year. Fully diluted earnings per share, assuming the conversion of all outstanding convertible preferred stock and the maximum dilutive effect of common stock equivalents, have not been presented because the effects are not material.

2. ACCOUNTING CHANGES

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. The Statement establishes financial accounting and reporting standards for stock-based employee compensation plans. The Statement defines a fair-value based method of accounting for stock option plans whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. Under the new Statement, companies may continue to measure compensation cost of stock-based plans using the current accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. General Re elected to continue its current method of accounting for stock-based compensation and disclosed in
Note 11 pro forma net income and earnings per share as if the Statement's fair-value based method of accounting were applied. Adoption of the Statement had no effect on General Re's results from operations, financial position or cash flows.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The Statement established accounting standards for the determination of impairment of long-lived assets, certain identifiable intangibles and goodwill. The Statement requires that long-lived assets and intangibles be reviewed for impairment using an estimate of future undiscounted cash flows compared to the carrying amount of the assets. Adoption of the Statement had no material effect on the results from operations, financial position or cash flows of General Re.

                            GENERAL RE CORPORATION

3. ACQUISITIONS AND REINSURANCE VENTURES

National Re

On October 3, 1996, General Re acquired all of the outstanding shares of National Re, a North American property/casualty reinsurance group, in exchange for 4,023,901 shares of General Re Corporation's common stock and $313 million in cash, including expenses, for a total cost of $900 million. The acquisition of the shares of National Re has been accounted for as a purchase. The results of operations subsequent to the date of acquisition are included in General Re's consolidated operating results. At December 31, 1996, National Re's assets and liabilities at acquisition were included in General Re's consolidated balance sheet. Pro forma figures showing the effect of this acquisition on General Re's 1995 and 1996 net income and stockholders' equity have not been presented due to immateriality.

Cologne Re

On December 28, 1994, General Re and Colonia Konzern AG ("Colonia") formed a new company that acquired 75 percent of the ordinary shares and approximately 30 percent of the preference shares of Cologne Re, which collectively represents a 66.3 percent economic interest in Cologne Re. In exchange for its Cologne Re shares, Colonia, for itself and as trustee for Nordstern Allgemeine Versicherungs AG (collectively, "CKAG"), received 100 percent of the Class A shares of the new company, General Re-CKAG Reinsurance and Investment S.a r.1. ("GR-CK"). General Re initially contributed $884 million (DM 1,377 million) to GR-CK in exchange for 100 percent of the Class B shares of GR-CK. On December 30, 1994, GR-CK paid $302 million (DM 475 million) to General Re in exchange for notes in the principal amount of DM 475 million. The notes pay interest of
8.0 percent annually to GR-CK and are due on December 30, 2004. The intercompany notes have been eliminated in consolidation. The funds invested in GR-CK are subject to certain restrictions according to the joint venture agreement.

The Class A shares have 49.9 percent of the votes of GR-CK and are entitled to an annual Class A dividend, which is based on a formula and is subject to a minimum of approximately DM 36 million, while the Class B shares have 50.1 percent of the votes of GR-CK and are entitled to the earnings of GR-CK in excess of the Class A dividend. General Re also receives an annual Class B cash dividend of 50.1 percent of GR-CK's distributable income, as defined in the joint-venture agreement. The dividends related to the 1995 calendar result, which were paid in 1996 with respect to the Class A and B shares were $27 million and $26 million, respectively.

General Re has an option to purchase from January 1, 2002 to January 1, 2004 the Class A shares of GR-CK owned by the CKAG at a formula price. The option has a minimum exercise price of DM 1,306 million and a maximum of DM 1,509 million, subject to certain warranty and other adjustments that may affect the exercise price. If General Re does not exercise its option to purchase the Class A shares of GR-CK from CKAG, CKAG has an option to purchase the Class B shares of GR-CK from General Re under a similar exercise price formula.

The acquisition of the shares of Cologne Re through GR-CK has been accounted for as a purchase. General Re has consolidated GR-CK and Cologne Re in its financial statements and recorded as minority interests the share of CKAG in GR-CK and of the other stockholders in Cologne Re.

During the second quarter of 1995, Cologne Re completed a rights offering that raised DM 437 million ($317 million at the June 30, 1995 exchange rate), which increased its capital under U.S. generally accepted accounting principles by
62.9 percent over the amount at December 31, 1994. In connection with Cologne Re's rights offering, GR-CK subscribed for its pro rata share, approximately DM 297 million ($215 million at the June 30, 1995 exchange rate), of the offering. In addition to its ownership in Cologne Re through GR-CK, General Re purchased for its own account an additional 8.4 percent of the ordinary and preference shares of Cologne Re through December 31, 1996 for aggregate consideration of $85 million, which increased General Re's

                            GENERAL RE CORPORATION
consolidated economic interest in Cologne Re to 74.7 percent. The purchases of additional Cologne Re shares are accounted for as a step acquisition. Under the step acquisition method of accounting, the fair value of assets and liabilities are recorded at each acquisition date with the excess of cost over fair value recorded as incremental goodwill.

Tempest Reinsurance Company Limited

In September 1993, General Re acted as sponsor in the formation of Tempest Reinsurance Company Limited ("Tempest"), a Bermuda-based reinsurance company specializing in excess property catastrophe reinsurance. On July 1, 1996, General Re sold its 20.7 percent interest in Tempest and its stock options, and terminated its underwriting services agreement with Tempest for $216 million in total consideration.

4. STATUTORY FINANCIAL INFORMATION

General Re's North American reinsurance and insurance subsidiaries file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by insurance regulators. Statutory accounting differs from generally accepted accounting principles in the reporting of certain reinsurance contracts, investments, subsidiaries, acquisition expenses, fixed assets, deferred income taxes and certain other items. Combined statutory surplus at December 31, 1996 and 1995 was $5,326 million and $4,607 million, respectively, and combined statutory net income for the years ended December 31, 1996, 1995 and 1994 was $777 million, $621 million and $511 million, respectively.

General Re prepares statutory financial statements in accordance with accounting practices prescribed or permitted by their domiciliary state's insurance department. Prescribed accounting practices include a variety of publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed that have been permitted by the insurance department of the insurer's domiciliary state. As discussed in Note 1, General Re discounts certain workers' compensation liabilities at an annual rate of 4.5 percent. Included in the discount recognized for statutory purposes at December 31, 1996 was $692 million resulting from discounting permitted by the domiciliary insurance department.

General Re's international subsidiaries prepare statutory financial statements based on local laws and regulations. Some jurisdictions, such as the United Kingdom, impose complex regulatory requirements on reinsurance companies, while other jurisdictions, such as Germany, impose fewer requirements. Local reinsurance business conducted by General Re in some countries require licenses issued by governmental authorities. These licenses may be subject to modification or revocation dependent on such factors as amount and types of reserves and minimum capital and solvency tests. Jurisdictions may impose fines, censure and/or criminal sanctions for violation of regulatory requirements.

                            GENERAL RE CORPORATION

5. INVESTMENTS

The cost, fair value and gross unrealized appreciation and depreciation of short-term, fixed maturity, equity and other investments were as follows:

                                                 GROSS        GROSS
                                               UNREALIZED   UNREALIZED   FAIR
          DECEMBER 31, 1996           COST/1/ APPRECIATION DEPRECIATION  VALUE
          -----------------           ------- ------------ ------------ -------
                                                    (IN MILLIONS)
SHORT-TERM INVESTMENTS............... $ 1,267        --          --     $ 1,267
FIXED MATURITIES -- AVAILABLE-FOR-
 SALE
 U.S. Government.....................   1,580    $   45        $  9       1,616
 German federal and state
  governments........................     868        56          --         924
 Tax-exempt..........................   8,728       438           8       9,158
 Corporate...........................   2,940       114           6       3,048
 Mortgage-backed.....................   1,106        21           2       1,125
 Asset-backed........................      51         2          --          53
 Non-U.S.............................   1,200        46           2       1,244
                                      -------    ------        ----     -------
  Total fixed maturities --
   available-for-sale................  16,473       722          27      17,168
                                      -------    ------        ----     -------
FIXED MATURITIES -- TRADING
 U.S. Government.....................   1,267         2          --       1,269
 Corporate...........................      35        --          --          35
 Non-U.S.............................   1,692        39          68       1,663
                                      -------    ------        ----     -------
  Total fixed maturities -- trading..   2,994        41          68       2,967
                                      -------    ------        ----     -------
PREFERRED EQUITIES...................     771        23           5         789
COMMON EQUITIES......................   1,941     1,747          13       3,675
OTHER INVESTED ASSETS................     612       104          20         696
                                      -------    ------        ----     -------
    Total............................ $24,058    $2,637        $133     $26,562
                                      =======    ======        ====     =======
          DECEMBER 31, 1995
          -----------------
SHORT-TERM INVESTMENTS............... $ 1,449        --          --     $ 1,449
FIXED MATURITIES -- AVAILABLE-FOR-
 SALE
 U.S. Government.....................   1,354    $   83        $  3       1,434
 German federal and state
  governments........................     857        52          --         909
 Tax-exempt..........................   6,665       521           2       7,184
 Corporate...........................   2,790       137           5       2,922
 Mortgage-backed.....................     598        28          --         626
 Asset-backed........................     108         5          --         113
 Non U.S.............................   1,970        74           7       2,037
                                      -------    ------        ----     -------
  Total fixed maturities --
   available-for-sale................  14,342       900          17      15,225
                                      -------    ------        ----     -------
FIXED MATURITIES -- TRADING
 U.S. Government.....................     730         8          --         738
 Non U.S.............................   1,586        35          42       1,579
                                      -------    ------        ----     -------
  Total fixed maturities -- trading..   2,316        43          42       2,317
                                      -------    ------        ----     -------
PREFERRED EQUITIES...................     453        22           3         472
COMMON EQUITIES......................   1,910     1,339          15       3,234
OTHER INVESTED ASSETS................     733        65           1         797
                                      -------    ------        ----     -------
    Total............................ $21,203    $2,369        $ 78     $23,494
                                      =======    ======        ====     =======

--------
/1/Cost is amortized cost for short-term investments and fixed maturities and original cost for equity securities and other invested assets.

                            GENERAL RE CORPORATION

Gross gains of $148 million, $117 million and $57 million and gross losses of $93 million, $73 million and $120 million were realized on sales of available-for-sale fixed maturities in 1996, 1995 and 1994, respectively. The contractual maturities of fixed maturity investments--available-for-sale are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay certain obligations.

                                                              DECEMBER 31, 1996
                                                              -----------------
                                                              AMORTIZED  FAIR
                                                                COST     VALUE
                                                              --------- -------
                                                                (IN MILLIONS)
Due in one year or less......................................  $   834  $   851
Due after one year through five years........................    4,137    4,268
Due after five years through ten years.......................    5,363    5,612
Due after ten years..........................................    4,982    5,259
Mortgage and asset-backed....................................    1,157    1,178
                                                               -------  -------
Total........................................................  $16,473  $17,168
                                                               =======  =======

Realized gains or losses recognized in income for fixed maturities and equity securities were as follows:

                                                      YEARS ENDED DECEMBER 31,
                                                     --------------------------
                                                       1996     1995     1994
                                                     -------- -------- --------
                                                           (IN MILLIONS)
Fixed maturities.................................... $     55 $    44  $    (63)
Equity securities...................................       49      20       129
                                                     -------- -------  --------
Total realized gains................................ $    104 $    64  $     66
                                                     ======== =======  ========

Dividend, interest and other investment income was as follows:

                                                     YEARS ENDED DECEMBER 31,
                                                     ----------------------------
                                                       1996      1995     1994
                                                     --------  --------  --------
                                                          (IN MILLIONS)
Fixed maturities.................................... $  1,041  $    850  $  648
Equity securities...................................      134       111      75
Short-term investments..............................       52        62      35
Miscellaneous, net..................................       24        26       8
                                                     --------  --------  ------
 Total investment income............................    1,251     1,049     766
Investment expenses.................................      (46)      (32)    (17)
                                                     --------  --------  ------
 Investment income.................................. $  1,205  $  1,017  $  749
                                                     ========  ========  ======

Securities with a market value of approximately $924 million at December 31, 1996 were on deposit with various state or governmental departments to comply with insurance laws.

                            GENERAL RE CORPORATION

6. CLAIMS AND CLAIM EXPENSES

The table below provides a reconciliation of the beginning and ending claim and claim expense liability, net of reinsurance, for the years presented.

                                                      1996     1995     1994
                                                     -------  -------  -------
                                                          (IN MILLIONS)
Balance at January 1................................ $14,252  $12,158  $ 8,452
 Reinsurance recoverables on unpaid claims and claim
  expenses..........................................  (2,515)  (1,840)  (1,396)
                                                     -------  -------  -------
Net balance at January 1............................  11,737   10,318    7,056
Incurred claims and claim expenses related to:
 Current year.......................................   4,023    3,666    2,017
 Prior years........................................     (39)      14      (36)
                                                     -------  -------  -------
Total incurred claims and claim expenses............   3,984    3,680    1,981
                                                     -------  -------  -------
Claim and claim expense payments related to:
 Current year.......................................   1,061      773      423
 Prior years........................................   2,052    1,584    1,206
                                                     -------  -------  -------
Total payments......................................   3,113    2,357    1,629
                                                     -------  -------  -------
Effect of foreign exchange..........................    (150)      96       --
Net unpaid claims and claim expenses from
 acquisitions.......................................     947       --    2,910
                                                     -------  -------  -------
Net balance at December 31..........................  13,405   11,737   10,318
 Reinsurance recoverables on unpaid claims and claim
  expenses..........................................   2,572    2,515    1,840
                                                     -------  -------  -------
Balance at December 31.............................. $15,977  $14,252  $12,158
                                                     =======  =======  =======

Consolidated net claims and claim expenses for 1995 and prior accident years experienced favorable development of $39 million in 1996. Net claims and claim expenses for 1995 and prior accident years for the North American operations experienced favorable development of $48 million in 1996. The net favorable loss development was due to favorable development on casualty lines of business, partially offset by losses related to environmental, asbestos and other mass tort claims. Net claims and claim expenses for 1995 and prior accident years for the international operations, after the effect of foreign exchange, had adverse development of $9 million in 1996. The net adverse loss development for the international operations was primarily related to strengthening of reserves for environmental, asbestos and other mass tort claims in runoff operations.

General Re continually estimates its liabilities and related reinsurance recoverable for environmental and latent injury claims and claim expenses. While most of its liabilities for such claims arise from exposures in North America, General Re has also provided for international environmental and latent injury exposures. Environmental and latent injury exposures do not lend themselves to traditional methods of loss development determination and therefore may be considered less reliable than reserves for standard lines of business (e.g., automobile). The estimate is composed of four parts: known claims, development on known claims, incurred but not reported ("IBNR") and direct excess coverage litigation expenses. General Re's estimate for IBNR is based on fitted curves of estimated future claim emergence; this estimate is less reliable than the estimated liability for reported claims. The effect of joint and several liability on the severity of claims and a provision for future claims inflation have been included in the loss development estimate. General Re has established a liability for litigation costs associated with coverage disputes arising out of direct excess insurance policies, rather than from reinsurance assumed. Direct excess coverage litigation expenses are estimated using a modified count and amount actuarial study.

                            GENERAL RE CORPORATION

The gross liability for environmental and latent injury claims and claim expenses and the related reinsurance recoverable were $1,989 million and $635 million, respectively, at December 31, 1996. The liability for environmental and latent injury claims and claim expenses is management's best estimate of future claim and claim expense payments and recoveries which are expected to develop over the next several decades. General Re continues to monitor evolving case law and its effect on environmental and latent injury claims. Changing government regulations, newly identified toxins, newly reported claims, new theories of liability, new contract interpretations and other factors could significantly affect future claim development. While General Re has recorded its current best estimate of its liabilities for unpaid claims and claim expenses, it is reasonably possible that these estimated liabilities, net of estimated reinsurance recoveries, may increase in the future and that the increase may be material to General Re's results from operations, cash flows and financial position. It is not possible to estimate reliably the amount of additional net loss, or the range of net loss, that is reasonably possible.

7. FEDERAL, FOREIGN AND LOCAL INCOME TAXES

Income tax expense (benefit) was as follows:

                                                      YEARS ENDED DECEMBER 31,
                         -------------------------------------------------------------------------------------
                                    1996                         1995                         1994
                         ---------------------------  ---------------------------  ---------------------------
                         UNITED STATES FOREIGN TOTAL  UNITED STATES FOREIGN TOTAL  UNITED STATES FOREIGN TOTAL
                         ------------- ------- -----  ------------- ------- -----  ------------- ------- -----
                                                            (IN MILLIONS)
Current.................     $179       $148   $327       $169       $119   $288       $ 99        $53   $152
Deferred................      (64)        60     (4)       (90)        49    (41)       (21)        (2)   (23)
                             ----       ----   ----       ----       ----   ----       ----        ---   ----
 Total..................     $115       $208   $323       $ 79       $168   $247       $ 78        $51   $129
                             ====       ====   ====       ====       ====   ====       ====        ===   ====

Income taxes were established on a consolidated basis for all United States and international operations of General Re. No provisions have been made for U.S. income taxes relating to $146 million of cumulative undistributed income of wholly owned international subsidiaries as of December 31, 1996, which is considered permanently reinvested. Applicable U.S. income taxes have been recorded for Cologne Re's income since it distributes dividends to its shareholders on an annual basis. Income taxes paid were $219 million, $216 million and $138 million in 1996, 1995 and 1994, respectively.

General Re's effective income tax rate is less than the U.S. statutory rate due to permanent differences between financial statement income and taxable income. An analysis of General Re's effective tax rate as a percentage of pretax income follows:

                                                    YEARS ENDED DECEMBER 31,
                                                    ---------------------------
                                                     1996      1995      1994
                                                    -------- --------  --------
U.S. statutory tax rate............................    35.0%     35.0%     35.0%
Reduction in taxes resulting from:
 Tax-exempt bond interest..........................    (9.6)    (10.3)    (14.6)
 Dividends received deduction......................    (1.4)     (1.5)     (1.9)
 Foreign tax rate differential/credits.............     1.1       0.4       0.2
 Miscellaneous.....................................    (0.2)     (1.5)     (2.4)
                                                    -------  --------  --------
Effective tax rate.................................    24.9%     22.1%     16.3%
                                                    =======  ========  ========

                            GENERAL RE CORPORATION

The components of the net deferred income tax liability were as follows:

                                                                  DECEMBER 31,
                                                                  --------------
                                                                   1996   1995
                                                                  ------- ------
                                                                  (IN MILLIONS)
DEFERRED INCOME TAX ASSETS:
 Claim and claim expense liabilities............................. $   131 $  69
 Unearned premiums...............................................      82    77
 Accruals not currently deductible...............................      78    57
 U.S. temporary differences from foreign operations..............      94    72
 Other...........................................................      71    48
                                                                  ------- -----
  Total deferred tax assets......................................     456   323
                                                                  ------- -----
DEFERRED INCOME TAX LIABILITIES:
 Unrealized appreciation of investments..........................     798   710
 Deferred acquisition costs......................................      86    61
 Deferred charges................................................      12    13
 Discount on fixed maturity investments..........................      32    40
 Derivative financial instruments................................       4    11
 Other...........................................................     130    43
                                                                  ------- -----
  Total deferred tax liabilities.................................   1,062   878
                                                                  ------- -----
Net deferred income tax liability................................ $   606 $ 555
                                                                  ======= =====

8. NOTES PAYABLE AND COMMERCIAL PAPER

The carrying amounts of General Re's notes payable and commercial paper were as follows:

                                                                  DECEMBER 31,
                                                                  -------------
                                                                   1996   1995
                                                                  ------ ------
                                                                  (IN MILLIONS)
9.00% Note due in 2009........................................... $  150 $  150
8.85% Note due in 2005...........................................    110     --
7.50% Note due in 2005...........................................     26     --
7.70% Mortgage payable through 1998..............................      4      5
                                                                  ------ ------
 Total notes payable.............................................    290    155
Commercial paper.................................................    140     --
                                                                  ------ ------
 Total notes payable and commercial paper........................ $  430 $  155
                                                                  ====== ======

The 9.00 percent note issued by General Re Corporation in conjunction with the Employee Savings and Stock Ownership Plan has a covenant requiring General Re not to encumber its common stock holding in GRC, the largest subsidiary of General Re. The 8.85 percent and 7.50 percent notes were issued by National Re on January 19, 1995 and July 31, 1995, respectively. These notes have a par value of $100 million and $25 million, respectively, and have been recorded on the balance sheet at their fair value at the acquisition date of National Re. The difference between their fair value and par value is recognized as an adjustment to interest expense over the life of the notes. The 7.70 percent mortgage payable is collateralized by General Re's prior home office.

                            GENERAL RE CORPORATION

General Re Corporation issues commercial paper for short-term funding needs. Information on the commercial paper program is as follows:

                                                               1996  1995  1994
                                                               ----  ----  ----
                                                               (IN MILLIONS)
Year end balance.............................................. $140    --  $ 31
Average interest rate at year end............................. 5.30%   --  5.96%
Average maturity at year end (in days)........................ 76.8    --  29.8
Average outstanding balance during the year................... $226  $ 21  $209
Average interest rate for the year............................ 5.34% 5.78% 4.13%

General Re Corporation has $1.2 billion of available lines of credit which provide financial flexibility and support General Re Corporation's commercial paper program. The credit lines consist of a 364-day facility of $400 million and a five-year credit facility of the remaining $800 million. The credit agreements with the banks require General Re to maintain a minimum consolidated tangible net worth, as defined, of $2.7 billion. All $1.2 billion of available lines of credit were unused at December 31, 1996 and 1995. Interest expense and interest paid for all loans payable and commercial paper were as follows:

                                                      YEARS ENDED DECEMBER 31,
                                                     ----------------------------
                                                       1996      1995      1994
                                                     --------  --------  --------
                                                           (IN MILLIONS)
Interest expense.................................... $     30  $     15  $     25
Interest paid.......................................       28        15        25

9. RETIREMENT PLANS

General Re has noncontributory pension plans covering substantially all employees. Plans for U.S. employees provide pension benefits that are generally computed on the basis of the average earnings during the three consecutive years of highest earnings during the employee's service. General Re's funding policy is to contribute sufficient amounts to meet the minimum annual funding required by applicable regulations, plus such additional amounts as it may determine to be appropriate from time to time. Pension plan assets are principally invested in investment-grade fixed maturities and equities. Cologne Re provides unfunded pension benefits to its employees based on years of service and age at retirement.

The components of pension expense related to both funded and unfunded plans were as follows:

                                                  YEARS ENDED DECEMBER 31,
                                                 ----------------------------
                                                   1996      1995      1994
                                                 --------  --------  --------
                                                       (IN MILLIONS)
Service cost for benefits earned during the
 year........................................... $     17  $     13  $     10
Interest cost on projected benefit obligation...       19        16        12
Actual (return) loss on plan assets.............      (22)      (29)        4
Net amortization and deferral...................       11        22       (12)
                                                 --------  --------  --------
Pension expense................................. $     25  $     22  $     14
                                                 ========  ========  ========

The projected benefit obligation for U.S. employees was determined using an assumed discount rate of 7.50 percent in 1996, 7.00 percent in 1995 and 8.25 percent for 1994, and an assumed long-term compensation increase of 6.00 percent in 1996, 5.75 percent for 1995 and 6.00 percent for 1994. An assumed long-term rate of return on plan assets of 8.50 percent was used in determining pension expense in 1996, 1995 and 1994. The projected benefit obligation for most Cologne Re employees was determined using an assumed discount rate of

                            GENERAL RE CORPORATION

7.00 percent in 1996 and 1995 and an assumed long-term compensation increase of 3.50 percent in 1996 and 1995.

Through unfunded plans, General Re provides pension benefits for certain employees above amounts allowed under tax qualified plans. General Re also provides postretirement retainers through unfunded plans for members of the Board of Directors.

The following table sets forth the plans' funded status and amount recognized in General Re's consolidated balance sheet:

                                                         DECEMBER 31,
                                                -------------------------------
                                                     1996            1995
                                                --------------- ---------------
                                                FUNDED UNFUNDED FUNDED UNFUNDED
                                                ------ -------- ------ --------
                                                         (IN MILLIONS)
Accumulated benefit obligation:
 Vested.......................................   $100   $  72    $107   $  62
 Nonvested....................................     16      10      13      10
                                                 ----   -----    ----   -----
Accumulated benefit obligation................    116      82     120      72
Effect of projected salary increases..........     64      42      60      34
                                                 ----   -----    ----   -----
 Projected benefit obligation.................    180     124     180     106
Plan assets at fair value.....................    161      --     143      --
                                                 ----   -----    ----   -----
Projected benefit obligation in excess of plan
 assets.......................................    (19)   (124)    (37)   (106)
Unrecognized net (gain) loss..................    (20)     22      12      13
Unrecognized prior service cost...............     (4)      6      (6)      6
Unrecognized net (asset) obligation at
 transition...................................     (5)      1      (6)      5
                                                 ----   -----    ----   -----
 Accrued pension liability....................   $(48)  $ (95)   $(37)  $ (82)
                                                 ====   =====    ====   =====

Substantially all of General Re's employees in the United States will become eligible for certain health care and group life insurance benefits upon retirement from General Re. General Re has funded the benefit cost of current retirees, with the retiree paying a portion of the costs. The retiree's portion of the costs varies depending upon the individual's length of service with General Re upon retirement. General Re funded $3 million for postretirement health care benefits for current retirees in both 1996 and 1995 and had an accrued liability of $30 million and $27 million, respectively, for current employees.

10. EMPLOYEE SAVINGS AND STOCK OWNERSHIP PLAN

General Re has a leveraged Employee Savings and Stock Ownership Plan ("ESSOP") in which substantially all U.S. employees may participate. This is a defined contribution plan which allows employees to make regular contributions that the ESSOP matches up to a maximum of 6 percent of the employee's salary. In 1989, the ESSOP borrowed $150 million from General Re at 9.25 percent, payable annually through 2014. The proceeds of this borrowing were used by the ESSOP to purchase 1,754,386 shares of 7.25 percent ($6.20 dividend per share) cumulative convertible preferred stock of General Re. All preferred stock outstanding is held by the ESSOP and is convertible into common stock, under certain conditions, on a one-to-one basis. The preferred stock is held by the ESSOP trustee as collateral for the loan from General Re. General Re makes contributions to the ESSOP which, together with the dividend on shares of the preferred stock, are sufficient to make loan interest and principal repayments back to General Re. As interest and principal are repaid, a portion of the preferred stock is released for allocation to participating employees. General Re recognizes compensation expense for the ESSOP based on the shares-allocated method.

                            GENERAL RE CORPORATION

The following summarizes ESSOP activity:

                                                  1996       1995       1994
                                               ---------- ---------- ----------
                                               (IN MILLIONS, EXCEPT SHARE DATA)
YEARS ENDED DECEMBER 31
 Dividends paid on preferred stock:
  Allocated shares............................ $        2 $        2 $        2
  Unallocated shares..........................          9          9          9
 Compensation expense.........................          4          4          5
 Contribution to ESSOP........................          4          4          4
 Interest income from ESSOP...................         14         14         14
ESSOP SHARE INFORMATION AT DECEMBER 31
 Fair value per share......................... $   159.50 $   157.00 $   125.60
 Shares allocated to employees during the
  year........................................     62,826     59,672     72,051
 Committed to be released.....................         40      2,602      2,881

11. INCENTIVE PLANS

General Re has a Long-Term Compensation Plan (the "Plan") which provides for the granting of incentive and nonqualified stock options to members of the Board of Directors and officers. The Plan provides that the exercise price of the options granted may not be less than the fair market value of General Re's common stock on the date the options are granted. The options are exercisable cumulatively, 20 percent each year commencing one year from the date of grant and expire ten years from the grant date. In certain circumstances, replacement options may be granted upon exercise of an original option, with the exercise price equal to the current market price and with a term extending to the expiration date of the original option.

In celebration of its 75th Anniversary during 1996, General Re issued 75 option shares or stock appreciation rights ("SARs") to most of its employees. These options are exercisable cumulatively 33 percent each year commencing one year from March 21, 1996. As part of the acquisition of National Re, holders of National Re stock options had the opportunity to roll over their options into options to purchase General Re's common stock. These rollover options are fully vested and have exercise prices that maintain the holder's intrinsic value in the options held.

The Plan also permits the granting of SARs in connection with options granted under the Plan. SARs permit the grantee to surrender an exercisable option for an amount equal to the excess of the market price of the common stock over the option price when the right is exercised.

                            GENERAL RE CORPORATION

The following summarizes the activity for options and SARs:

                                                 YEARS ENDED DECEMBER 31,
                                               -------------------------------
                                                 1996       1995       1994
                                               ---------  ---------  ---------
STOCK OPTIONS
Outstanding, beginning of year...............  3,647,929  3,107,851  2,501,412
Granted: ($140.13 to $168.25 per share)......  1,092,738    944,987    814,532
Granted in National Re acquisition ($50.65 to
 $300.00 per share)..........................    262,269         --         --
Exercised ($55.25 to $151.31 per share)......   (341,765)  (360,074)  (171,093)
Canceled.....................................   (100,460)   (43,635)   (34,030)
Voided due to SARs exercise..................     (1,300)    (1,200)    (2,970)
                                               ---------  ---------  ---------
Outstanding, end of year.....................  4,559,411  3,647,929  3,107,851
                                               =========  =========  =========
Options exercisable ($50.65 to $157.19 per
 share)......................................  2,150,751  1,628,404  1,479,718
                                               =========  =========  =========
Shares available for future options..........  2,938,838  3,881,185  1,807,096
                                               =========  =========  =========
STOCK APPRECIATION RIGHTS
Outstanding, beginning of year...............      8,000      9,200     12,170
Granted......................................      5,825         --         --
Exercised....................................     (1,300)    (1,200)    (2,970)
                                               ---------  ---------  ---------
Outstanding, end of year.....................     12,525      8,000      9,200
                                               =========  =========  =========

General Re has elected to continue accounting for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 for all of its compensatory plans. Accordingly, no compensation expense has been recognized for its nonqualified stock option plan. Had compensation expense for General Re's nonqualified stock option plan been recognized in accordance with FASB Statement No. 123, General Re's net income and earnings per share would have been $882 million, or $10.86 per share, in 1996 and $823 million, or $9.90 per share in 1995.

The Plan also permits the granting of restricted stock awards as compensation to officers of General Re. Shares of restricted stock become outstanding upon grant, receive dividends and have voting rights identical to other outstanding shares of common stock. Restrictions lapse upon termination of the restriction period or upon death, disability or normal retirement. During 1996, 1995 and 1994, General Re made aggregate compensatory restricted stock awards of 96,153, 31,900 and 17,250 shares, respectively. The cost of restricted stock awards is based on the market value of the common stock at the date of grant and is recognized as expense over the restriction period.

The Plan also provides for bonus awards to be made in cash, common stock, share units or restricted stock options ("RSOs"). RSOs restrictions lapse five years after the grant date and RSOs expire ten years after the grant date. RSOs are included in the table above. Share units are paid in shares of common stock at a designated future date in advance of the bonus award period. The expense of the Plan was $7 million in 1996, $4 million in 1995 and $2 million in 1994.

                            GENERAL RE CORPORATION

12. LEASES

General Re leases office space and computer equipment under noncancelable leases expiring in various years through 2010. Several of the leases have renewal options with various terms and rental rate adjustments. Rental expense was $32 million in 1996, $31 million in 1995 and $32 million in 1994. At December 31, 1996, the future minimum annual rental commitments under noncancelable leases were as follows:

                                            (IN MILLIONS)
            1997...........................     $ 34
            1998...........................       33
            1999...........................       28
            2000...........................       27
            2001...........................       25
            Subsequent to 2001.............      137
                                                ----
            Total..........................     $284
                                                ====

Future minimum rental payments above have not been reduced by $48 million of anticipated sublease rental income on noncancelable leases.

13. REINSURANCE

Premiums, claims and claim expenses and life/health benefits are reported net of reinsurance in General Re's statements of income. Direct, assumed, ceded and net amounts for these items were as follows:

                                  YEARS ENDED DECEMBER 31,
                 ---------------------------------------------------------------
                 PROPERTY/CASUALTY    LIFE/HEALTH
                     PREMIUMS           PREMIUMS
                 ------------------  ---------------    CLAIMS AND   LIFE/HEALTH
                 WRITTEN    EARNED   WRITTEN  EARNED  CLAIM EXPENSES  BENEFITS
                 --------- --------  -------  ------  -------------- -----------
1996
Direct.......... $    525  $    477      --       --      $  382           --
Assumed.........    5,887     5,987  $1,180   $1,165       4,237        $ 915
Ceded...........     (826)     (846)   (105)    (105)       (635)        (126)
                 --------  --------  ------   ------      ------        -----
 Net............ $  5,586  $  5,618  $1,075   $1,060      $3,984        $ 789
                 ========  ========  ======   ======      ======        =====
1995
Direct.......... $    405  $    364      --       --      $  207           --
Assumed.........    6,091     5,900  $  793   $  780       4,372        $ 558
Ceded...........   (1,103)   (1,123)    (84)     (84)       (899)         (53)
                 --------  --------  ------   ------      ------        -----
 Net............ $  5,393  $  5,141  $  709   $  696      $3,680        $ 505
                 ========  ========  ======   ======      ======        =====
1994
Direct.......... $    438  $    423      --       --      $  290           --
Assumed.........    3,058     2,785      --       --       2,118           --
Ceded...........     (495)     (420)     --       --        (427)          --
                 --------  --------  ------   ------      ------        -----
 Net............ $  3,001  $  2,788      --       --      $1,981           --
                 ========  ========  ======   ======      ======        =====

General Re utilizes reinsurance to reduce its exposure to large claims. These agreements provide for recovery of a portion of certain claims and claim expenses from reinsurers. If the reinsurers are unable to meet their obligations under the agreements, General Re would be liable for such defaulted amounts. General Re holds partial collateral under these agreements and has never suffered a significant loss because of defaults. General Re utilizes various North American and international reinsurers as part of its retrocessional program. Prior to

                            GENERAL RE CORPORATION
being included in General Re's retrocessional program, reinsurers are reviewed for their anticipated long-term creditworthiness by General Re's Retrocessional Market Committee. At December 31, 1996, the largest reinsurance recoverable on unpaid claims and claim expenses from any single reinsurer was $382 million. The reinsurer is rated A++ by A.M. Best and has a Standard & Poor's claims-paying ability rating of AAA.

As part of its retrocessional program, General Re placed a portion of its reinsurance with various Lloyd's of London syndicates. The syndicates act as managing agents for individual "Names" who bear the risks and rewards of the syndicates' underwriting results. Under Lloyd's current structure, Names have unlimited liability for potential claims. During 1996 Lloyd's finalized a plan of "Reconstruction and Renewal," which is intended to end litigation associated with losses from prior syndicate years, especially those years exposed to North American environmental and other mass tort exposures. The plan allows Names to reinsure their pre-1992 underwriting years to a newly formed corporate reinsurer "Equitas," which will reinsure and manage the runoff of these claims. The intent is to close out Names' potential exposures for these prior underwriting years. Names, however, still have potential exposure for these losses if Equitas is unable to meet its obligations. At December 31, 1996, General Re's reinsurance recoverables on paid and unpaid claims and claim expenses from all Lloyd's syndicates aggregated approximately $260 million.

14. DIVIDENDS

General Re Corporation is the ultimate controlling entity in its insurance holding company system, which includes North American insurance companies that are subject to the insurance holding company acts of Delaware and various other states. General Re Corporation is dependent upon the ability of its operating subsidiaries to transfer funds in the form of loans, advances or dividends. The insurance holding company laws require the filing of annual reports by the insurance company members of the system and regulate transactions between the holding company and affiliated insurance companies to the extent that such transactions must be fair, reasonable and assure the adequacy of insurance companies' statutory surplus in relation to their liabilities and financial needs.

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

During the fourth quarter of 1996, GRC paid a $940 million dividend to General Re Corporation in connection with the acquisition of National Re. Subsequently, General Re Corporation made a cash contribution to GRC of $210 million and contributed the common stock of National Re. As a result of the extraordinary dividend, any additional dividend payments by GRC to General Re Corporation prior to October 1, 1997 will be extraordinary and will require regulatory approval. The statutory standard for such approval requires that GRC's statutory surplus must be reasonable in relation to its outstanding liabilities and adequate relative to its financial needs following payment of the dividend.

15. GENERAL RE FINANCIAL PRODUCTS

GENERAL

GRFP's products include interest rate, currency and equity swaps and options, as well as structured finance products. These instruments are carried at their current estimates of fair value, which is a function of underlying interest rates, currency rates, security values, volatilities and the creditworthiness of counterparties. Future changes in these factors or a combination thereof may affect the fair value of these instruments with any resulting adjustment, including amounts in excess of those previously recognized in the financial statements, being included currently in the income statement.

                            GENERAL RE CORPORATION

TRADING REVENUES

The results of GRFP's trading activities are summarized by profit centers in the following table. Trading revenues include any associated gains and losses on hedging instruments. Trading revenue is included in "Other revenues" in the income statement.

                                                      YEARS ENDED DECEMBER 31,
                                                     --------------------------
                                                       1996     1995     1994
                                                     -------- -------- --------
                                                           (IN MILLIONS)
Interest rate and foreign currency swaps............ $    109 $    110 $    105
Interest rate and foreign currency options..........       35       32       30
                                                     -------- -------- --------
Gross trading revenues.............................. $    144 $    142 $    135
                                                     ======== ======== ========

NATURE AND TERMS

GRFP is engaged as a dealer in various types of derivative instruments, which are described below:

Interest rate, currency and equity swaps are agreements between two parties to exchange, at particular intervals, payment streams calculated on a specified notional amount. The parties to a currency swap typically exchange a principal amount in two currencies at inception of the contract, agreeing to re-exchange the currencies at a future date and agreed exchange rate.

Interest rate, currency and equity options grant the purchaser the right, but not the obligation, to either purchase from or sell to the writer a specified financial instrument under agreed terms. Interest rate caps and floors require the writer to pay the purchaser at specified future dates the amount, if any, by which the option's underlying market interest rate exceeds the fixed cap or falls below the fixed floor rate, applied to a notional amount.

Futures contracts are commitments to either purchase or sell a financial instrument at a future date for a specified price and are generally settled in cash. Forward-rate agreements are financial instruments that settle in cash at a specified future date based on the differential between agreed interest rates applied to a notional amount. Foreign exchange contracts generally involve the exchange of two currencies at agreed rates on a specified date; spot contracts usually require the exchange to occur within two business days of the contract date.

A summary of notional amounts of derivative contracts at December 31, 1996 and 1995 is included in the table below. For these transactions, the notional amount represents the principal volume, which is referenced by the counterparties in computing payments to be exchanged, and are not indicative of GRFP's exposure to market or credit risk, future cash requirements or receipts from such transactions. Approximately 69 percent of the notional volume outstanding for derivative contracts at December 31, 1996 has a term of five years or less and approximately 94 percent of the contracts has a term of less than ten years.

                                                                DECEMBER 31,
                                                              -----------------
                                                                1996     1995
                                                              -------- --------
                                                                (IN MILLIONS)
Interest rate and currency swap agreements................... $322,836 $260,200
Options written..............................................   51,547   43,574
Options purchased............................................   54,871   44,134
Financial futures contracts:
 Commitments to purchase.....................................   12,057   14,572
 Commitments to sell.........................................   17,427   15,105
Forward rate agreements......................................    9,565   15,700
Foreign exchange spot and forward contracts..................   15,615   10,228

                            GENERAL RE CORPORATION

FAIR VALUE OF TRADING INSTRUMENTS

The table below discloses the net fair value or carrying amount at the reporting date for each class of derivative financial contract held or issued by GRFP for trading purposes, as well as the average fair value during the year, based on monthly observations. The net fair values reflect rights of setoff and qualifying master netting arrangements with various counterparties in accordance with Financial Accounting Standards Board Interpretation 39, Offsetting Amounts Related to Certain Contracts. Interest rate and foreign currency swaps shown in the table below include forward rate agreements and foreign exchange spot and forward contracts.

                                                   DECEMBER 31,
                                       ---------------------------------------
                                              1996                1995
                                       -------------------  ------------------
                                        ASSET    LIABILITY   ASSET   LIABILITY
                                       --------  ---------  -------  ---------
                                                  (IN MILLIONS)
Interest rate and foreign currency
 swaps................................ $ 14,803  $ 14,815   $ 9,562   $ 9,833
Interest rate and foreign currency
 options..............................    1,101       935       759       709
                                       --------  --------   -------   -------
Gross fair value......................   15,904    15,750    10,321    10,542
Adjustment for counterparty netting...  (12,445)  (12,445)   (8,085)   (8,085)
                                       --------  --------   -------   -------
Net fair value........................    3,459     3,305     2,236     2,457
Security receivables/payables.........      626       602       198       170
                                       --------  --------   -------   -------
Trading account assets/liabilities.... $  4,085  $  3,907   $ 2,434   $ 2,627
                                       ========  ========   =======   =======
                                          AVERAGE 1996         AVERAGE 1995
                                       -------------------  ------------------
                                        ASSET    LIABILITY   ASSET   LIABILITY
                                       --------  ---------  -------  ---------
                                                  (IN MILLIONS)
Interest rate and foreign currency
 swaps................................ $ 11,294  $ 11,618   $ 8,244   $ 8,680
Interest rate and foreign currency
 options..............................      815       724       679       568
                                       --------  --------   -------   -------
Gross fair value......................   12,109    12,342     8,923     9,248
Adjustment for counterparty netting...   (9,650)   (9,650)   (6,560)   (6,560)
                                       --------  --------   -------   -------
Net fair value........................    2,459     2,692     2,363     2,688
Security receivables/payables.........      197       213       191       152
                                       --------  --------   -------   -------
Trading account assets/liabilities.... $  2,656  $  2,905   $ 2,554   $ 2,840
                                       ========  ========   =======   =======

RISK MANAGEMENT

Market Risk

Market risk is the potential change in value of the portfolio caused by movements in foreign exchange, interest rate and equity markets. The level of market risk is influenced by factors such as volatility and market liquidity in which the financial instruments are traded. GRFP controls market risk exposures by taking offsetting positions in either cash instruments or other derivatives to reduce its overall exposure due to movements in these variables. For securities sold, but not yet purchased, GRFP may incur a loss if the market value of the security increases prior to the purchase of the instruments. GRFP manages its exposures on a portfolio basis. Under this approach, GRFP monitors its market risk on a daily basis across all swap and option products by calculating the effect on operating results of potential changes in market variables over a one week period. Based on historical market volatility data and informed judgment, GRFP sets market risk limits for each type of risk based on a 95 percent probability that movements in market rates will not affect the results from operations in excess of the limit over a one week holding period. GRFP also monitors its consolidated market risk across all trading books on a weekly basis and has established limits assuming simultaneous losses of two market risk components, each at the 95

                            GENERAL RE CORPORATION
percent confidence level. When a risk limit is exceeded, appropriate action is taken, dependent upon the amount and duration of the excess, to monitor, control, and reduce the excess within approved levels. The weekly market risk limit across all trading books was $10 million.

Since inception, GRFP has not experienced a weekly position change in excess of the aggregate weekly market risk limit. In addition to these daily and weekly assessments of risk, GRFP prepares periodic stress tests to assess its exposure to movements in various market risk factors such as volatilities, shifts in yield curves, and foreign currency exchange rates.

Credit Risk

Credit risk arises from the possible inability of counterparties to meet the terms of their contracts. GRFP evaluates and records a fair value adjustment against trading revenue to recognize counterparty credit exposure and future costs associated with administering each contract. The expected credit exposure for each trade is initially established on the trade date and is determined through the use of a proprietary credit exposure model that is based on historical default probabilities, market volatilities and, if applicable, the legal right of setoff. These exposures are continually monitored and the fair value adjustment is adjusted to reflect the changes in the credit quality of the counterparty, changes in interest and currency rates or changes in other factors affecting credit exposures. The fair value allowance for counterparty credit exposures and future administrative costs on existing contracts was $77 million at December 31, 1996. GRFP has not experienced any write-offs on such contracts. In the event counterparties are unable to fulfill their contractual obligations, future losses due to defaults may exceed amounts currently recognized in the balance sheet.

Counterparties to the financial instruments are, in decreasing order of magnitude, foreign and domestic commercial banks, U.S. government-chartered organizations, sovereigns and corporations. GRFP evaluates the creditworthiness of its counterparties by performing formal internal credit analyses and by referring to ratings of widely-accepted credit rating services. Counterparty credit limits are determined based on this analysis and counterparty credit exposures are monitored in accordance with these limits. GRFP receives cash and/or investment grade securities from certain counterparties as collateral and, where appropriate, may purchase credit insurance or enter into other transactions to mitigate its credit exposure. GRFP also incorporates into contracts with certain counterparties provisions which allow the unwinding of these transactions in the event of a downgrade in credit rating or other indications of decline in creditworthiness of either the counterparty or GRFP.

GRFP assesses credit risk by counterparty across all transactions with each respective counterparty. Assuming non-performance by all counterparties on all contracts potentially subject to a loss, the maximum potential loss, based on the cost of replacement, net of collateral held, at market rates prevailing at December 31, 1996, approximated $2,852 million. This value represents unrealized gains on financial instrument contracts in gain positions, net of any unrealized losses with these counterparties from offsetting positions. The maximum potential loss will increase or decrease during the life of the transaction as a function of contract terms and market conditions such as interest and currency rates. In the judgment of GRFP's management, the likelihood that all counterparties would default, resulting in a maximum potential loss, is remote. GRFP has not had any credit losses as a result of counterparty defaults.

                            GENERAL RE CORPORATION

The following table presents GRFP's derivatives portfolio by counterparty credit quality and maturity at December 31, 1996. The amounts shown under gross exposure in the table are before consideration of netting arrangements and collateral held by GRFP. Net fair value shown on the table represents unrealized gains on financial instrument contracts in gain positions, net of any unrealized loss owed to these counterparties on offsetting positions. Net exposure shown on the table is net fair value less collateral held by GRFP.

                                                GROSS AMOUNTS
                         -----------------------------------------------------------
                                    DUE AFTER FIVE                    NET
                         DUE BEFORE YEARS THROUGH  DUE AFTER          FAIR    NET
                         FIVE YEARS   TEN YEARS    TEN YEARS  TOTAL  VALUE  EXPOSURE
                         ---------- -------------- --------- ------- ------ --------
                                                (IN MILLIONS)
Counterparty credit
 quality
 AAA....................   $1,140       $1,115      $  795   $ 3,050 $  379  $  379
 AA.....................    3,465        1,979       1,479     6,923  1,650   1,650
 A......................    2,583        1,842         584     5,009  1,084     674
 BBB....................      305          181         175       661    247     147
 Below BBB..............      172           88           1       261     99       2
                           ------       ------      ------   ------- ------  ------
  Total.................   $7,665       $5,205      $3,034   $15,904 $3,459  $2,852
                           ======       ======      ======   ======= ======  ======

In connection with certain purchases and sales of government securities, GRFP enters into collateralized repurchase and reverse repurchase agreements which may result in credit losses in the event the counterparty to the transaction is unable to fulfill its contractual obligations. All of these transactions are collateralized by U.S. and foreign government securities. In addition to interest amounts shown in Note 8, GRFP had $96 million, $90 million and $83 million of interest expense in 1996, 1995 and 1994, respectively, on related collateralized borrowings. GRFP's exposure to credit risks associated with the nonperformance of counterparties in fulfilling these contractual obligations can be directly affected by market fluctuations, which may affect the counterparties' ability to satisfy their obligations. It is GRFP's policy to take possession of securities purchased under agreements to resell. GRFP monitors the market value of the underlying securities as compared to the related receivable, including accrued interest, and requests additional collateral when appropriate. Counterparties to repurchase agreements and futures transactions are commercial banks and securities brokers and dealers.

GRFP enters into exchange traded futures contracts for delayed delivery of foreign currencies or securities in which the seller/purchaser agrees to make/take delivery at a specified future date of a specified instrument, at a specified price or yield. Risks arise from the inability of the futures exchange to meet the terms of the contracts and from counterparties' inability to meet their margin requirements.

Legal Risk

Legal risk arises from the uncertainty of the enforceability, through legal or judicial processes, of the obligations of GRFP's counterparties, including contractual provisions intended to reduce credit exposure by providing for the offsetting or netting of mutual obligations. GRFP seeks to reduce legal risk by consulting with internal and external legal counsel (in relevant jurisdictions) to determine legality and enforceability of various transactions with different types of counterparties.

Liquidity Risk

GRFP is subject to liquidity risk in funding its portfolio of open transactions. Movements in underlying market variables affect both future cash flows intrinsic in the transactions, and collateral required to cover the value of open positions. Management believes GRFP has sufficient resources to cover its potential liquidity needs through its access to General Re's commercial paper program and lines of credit.

                            GENERAL RE CORPORATION

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following are the estimated fair values of General Re's financial instruments:

                                                      DECEMBER 31,
                                           -----------------------------------
                                                 1996              1995
                                           ----------------- -----------------
                                           STATEMENT  FAIR   STATEMENT  FAIR
                                             VALUE    VALUE    VALUE    VALUE
                                           --------- ------- --------- -------
                                                      (IN MILLIONS)
FINANCIAL ASSETS
Invested assets (see Note 5)..............  $26,562  $26,562  $23,494  $23,494
Cash......................................      365      365      258      258
Securities purchased under agreements to
 resell...................................       --       --       66       66
Mortgage receivable (included in other
 assets)..................................       84      116       86      123
Loan to ESSOP.............................      144      175      146      181
Contract deposit assets...................      198      198      193      193
Trading account assets....................    4,085    4,085    2,434    2,434
FINANCIAL LIABILITIES
9.00% Note due in 2009....................      150      172      150      186
8.85% Note due in 2005....................      110      111       --       --
7.50% Note due in 2005....................       26       26       --       --
7.70% Mortgage payable through 1998.......        4        4        5        5
Commercial paper..........................      140      140       --       --
Securities sold under agreements to
 repurchase...............................    1,985    1,985    1,263    1,263
Securities sold but not yet purchased.....      869      869      614      614
Contract deposit liabilities..............    1,962    1,962    1,668    1,668
Trading account liabilities...............    3,907    3,907    2,627    2,627

General Re uses various methods and assumptions in estimating the fair value of financial instruments. The following valuation methods and assumptions were utilized by General Re in estimating the fair value of financial instruments.

  Investments--Fair values for fixed maturities and equity securities were generally based on quoted market prices or dealer quotes. The fair value of investments in limited partnerships, which were included in other invested assets on the balance sheet, was determined by reviewing available financial information of the investee and by performing other financial analyses in consultation with external advisors. Fair values for investments in real estate were determined using discounted cash flow analyses for each property. Fair values for reinsurance ventures were based on General Re's proportionate share in the entity's stockholders' equity, since the cost of determining fair value exceeds the benefits derived. The carrying amounts for short-term investments approximate their fair values.

  Mortgage and loans receivable/payable--The fair value of General Re's mortgage and notes receivable/payable was estimated using discounted cash flow analyses, based on General Re's current incremental borrowing rates for similar types of arrangements. The fair value of General Re's debt was based on market price quotations.

  Contract deposit assets/liabilities--The fair value of contract deposit assets and liabilities approximates their carrying value.

  Securities purchased under agreements to resell, securities sold under agreements to repurchase--The carrying value for these financial instruments approximates their fair value.

                            GENERAL RE CORPORATION

  Trading account assets/liabilities--The fair value for trading account assets/liabilities was based on the use of valuation models that utilize, among other factors, current interest and foreign exchange rates and market volatility data.

  Securities sold but not yet purchased--The fair value for securities sold but not yet purchased was based on quoted market prices.

17. LEGAL PROCEEDINGS

General Re has been named as defendant in litigation in the ordinary course of conducting its insurance business. These lawsuits generally seek to establish liability under insurance or reinsurance contracts issued by the subsidiaries, and occasionally seek punitive or exemplary damages. General Re's reinsurance subsidiaries are also indirectly involved in coverage litigation. In those cases, plaintiffs seek coverage for their liabilities under insurance policies from insurance companies reinsured by General Re's reinsurance subsidiaries. In the judgment of management, none of these cases, individually or collectively, is likely to result in judgments for amounts which, net of claim and claim expense liabilities previously established and applicable reinsurance, or any other litigation, would be material to the financial position, results of operations or cash flow of General Re.

On July 1, 1996, U.S. Aviation Underwriters, Inc. ("USAU"), a subsidiary of General Re, and John V. Brennan, the former Chairman and Chief Executive Officer of USAU, after a trial in the U.S. District Court for the Eastern District of New York, were found guilty of mail fraud in connection with the allocation of insurance claims between two companies, arising out of the December 7, 1987 crash of a domestic United States flight. General Re does not expect the amount of any liability to USAU to be material to the financial position, results of operations or cash flows of General Re.

18. COMMON AND PREFERRED STOCK

General Re has the authority to issue 250 million shares of $.50 par value common stock, of which 102 million have been issued. Common stock purchased in the open market is carried at cost and shown as a reduction to common stockholders' equity. When treasury shares are reissued, the treasury stock account is reduced for the cost of the common stock reissued on a first-in, first-out basis. No treasury stock of General Re is held by any subsidiary. The number of shares included in treasury stock were as follows:

                                                   YEARS ENDED DECEMBER 31,
                                               ---------------------------------
                                                  1996       1995        1994
                                               ---------- ----------  ----------
Balance, beginning of year.................... 20,714,069 20,955,202  19,195,866
Net purchases (reissuances)...................    548,044   (241,133)  1,759,336
                                               ---------- ----------  ----------
Balance, end of year.......................... 21,262,113 20,714,069  20,955,202
                                               ========== ==========  ==========

General Re also has the authority to issue 20 million shares of preferred stock, of which 1,711,907 are issued and outstanding and held by the ESSOP, and 1 million (Series A Junior Participating Preferred) are reserved for the Stockholders' Rights Plan. Under the Stockholders' Rights Plan, one Right attaches to each outstanding share of common stock. In the event a person or group acquires or commences a tender or exchange offer for 20 percent or more of General Re's common stock, each Right entitles common stockholders to purchase Series A Junior Participating Stock, which is convertible to common stock having a value equal to two times the rights exercise price.

                            GENERAL RE CORPORATION

19. INFORMATION ABOUT GENERAL RE'S OPERATIONS

General Re conducts its operations principally through the following business segments: the property/casualty reinsurance operations, which include both North American and international subsidiaries, life/health operations and financial services.

The following is a summary of industry segment activity for 1996, 1995 and 1994:

                                                      1996
                          -------------------------------------------------------------
                          PROPERTY/CASUALTY LIFE/HEALTH FINANCIAL SERVICES CONSOLIDATED
                          ----------------- ----------- ------------------ ------------
                                                  (IN MILLIONS)
Net premiums written
 Property/casualty......       $5,586             --             --           $5,586
 Life/health............           --         $1,075             --            1,075
                               ------         ------          -----           ------
  Total net premiums
   written..............       $5,586         $1,075             --           $6,661
                               ======         ======          =====           ======
Total revenues..........       $6,891         $1,134          $ 271           $8,296
Income before taxes,
 minority interest and
 realized gains.........        1,061             53            100            1,214
Income before taxes and
 minority interest......        1,152             63            103            1,318
 Total assets --
  December 31...........       32,123             --          8,038           40,161
                                                      1995
                          -------------------------------------------------------------
Net premiums written
 Property/casualty......       $5,393             --             --           $5,393
 Life/health............           --         $  709             --              709
                               ------         ------          -----           ------
  Total net premiums
   written..............       $5,393         $  709             --           $6,102
                               ======         ======          =====           ======
Total revenues..........       $6,214         $  742          $ 254           $7,210
Income before taxes,
 minority interest and
 realized gains.........          916             50            100            1,066
Income before taxes and
 minority interest......          976             51            103            1,130
 Total assets --
  December 31...........       28,852             --          5,411           34,263
                                                      1994
                          -------------------------------------------------------------
Net premiums written....       $3,001             --             --           $3,001
Total revenues..........        3,611             --          $ 226            3,837
Income before taxes and
 realized gains.........          645             --             85              730
Income before taxes.....          715             --             81              796
Total assets -- December
 31.....................       23,231             --          4,885           28,116

                             GENERAL RE CORPORATION

The following table is a summary of General Re's business by geographic area. Allocations to geographic area have been made on the basis of subsidiary location.

                                                  GEOGRAPHIC AREA
                                      ----------------------------------------
                                      NORTH AMERICA INTERNATIONAL CONSOLIDATED
                                      ------------- ------------- ------------
                                                   (IN MILLIONS)
1996
Revenues.............................    $ 4,593       $ 3,703      $ 8,296
Income before income taxes and
 minority interest...................        841           456        1,297
Identifiable assets at December 31...     29,041        11,120       40,161
1995
Revenues.............................    $ 4,150       $ 3,060      $ 7,210
Income before income taxes and
 minority interest...................        783           334        1,117
Identifiable assets at December 31...     23,839        10,424       34,263
1994
Revenues.............................    $ 3,317       $   520      $ 3,837
Income before income taxes...........        663           131          794
Identifiable assets at December 31...     20,184         7,932       28,116

                             GENERAL RE CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)


20. UNAUDITED QUARTERLY FINANCIAL DATA

Summarized quarterly financial results and other data were as follows:

                                           FIRST    SECOND     THIRD    FOURTH
                                         --------- --------- --------- ---------
                                          (IN MILLIONS, EXCEPT PER SHARE DATA)
1996
Net premiums written
 Property/casualty...................... $   1,210 $   1,579 $   1,390 $   1,407
 Life/health............................       251       259       275       290
Net premiums earned
 Property/casualty......................     1,294     1,424     1,378     1,522
 Life/health............................       245       254       276       285
Investment income.......................       285       288       302       330
Expenses................................     1,595     1,754     1,744     1,906
Net income..............................       237       224       184       249
Per common share:
 Net income.............................      2.87      2.80      2.31      3.00
 Common dividends.......................       .51       .51       .51       .51
                                           FIRST    SECOND     THIRD    FOURTH
                                         --------- --------- --------- ---------
                                          (IN MILLIONS, EXCEPT PER SHARE DATA)
1995
Net premiums written
 Property/casualty...................... $   1,007 $   1,589 $   1,460 $   1,337
 Life/health............................        --       220       235       254
Net premiums earned
 Property/casualty......................       955     1,345     1,427     1,414
 Life/health............................        --       215       233       248
Investment income.......................       193       255       269       300
Expenses................................       989     1,644     1,728     1,732
Net income..............................       183       214       199       229
Per common share:
 Net income.............................      2.20      2.58      2.39      2.75
 Common dividends.......................       .49       .49       .49       .49

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF GENERAL RE CORPORATION

Reference is made to the captions "Board of Directors" and "Election of Directors" in the Proxy Statement.

The Executive Officers of General Re as of March 1, 1997 are as follows:

          NAME           AGE                        POSITION
          ----           ---                        --------
Charles F. Barr.........  47 Vice President, General Counsel and Secretary of
                             General Re Corporation since 1994; previously Vice
                             President and Assistant General Counsel of General
                             Reinsurance Corporation 1992-1994; Second Vice
                             President and Assistant General Counsel of General
                             Reinsurance Corporation 1990-1992. With General Re
                             since 1989.
Joseph P. Brandon.......  38 Vice President and Chief Financial Officer of General
                             Re Corporation since 1991. With General Re since 1989.
I. John Cholnoky........  39 Vice President of General Re Corporation since 1996;
                             Senior Vice President of General Reinsurance
                             Corporation since 1993; previously Vice President of
                             General Reinsurance Corporation 1992-1993; Second Vice
                             President of General Reinsurance Corporation 1987-1992;
                             Assistant Vice President of General Reinsurance
                             Corporation 1985-1987. With General Re since 1981.
Ronald E. Ferguson......  55 Chairman and Chief Executive Officer of General Re
                             Corporation since 1987. With General Re since 1969.
Ernest C. Frohboese.....  56 Vice President, Investments of General Re Corporation
                             since 1990 and Senior Vice President and Chief
                             Investment Officer of General Reinsurance Corporation
                             since 1990. With General Re since 1990.
Christopher P. Garand...  49 Vice President, Enterprise Risk Manager of General Re
                             Corporation since March 1995 and Senior Vice President
                             of General Reinsurance Corporation since December 1994;
                             previously Vice President and Manager, Financial
                             Products and Services of General Reinsurance
                             Corporation 1988-1994. With General Re since 1985.
Hans Peter Gerhardt.....  42 Vice President of General Re Corporation since 1996;
                             Senior Vice President of Cologne Re since 1993; Member
                             of the Board of Executive Directors of Cologne Re since
                             1993. With General Re since 1994; joined Cologne Re in
                             1983.
James E. Gustafson......  50 President and Chief Operating Officer of General Re
                             Corporation since March 1995 and Chairman and Chief
                             Executive Officer of General Reinsurance Corporation
                             since February 1995; previously Executive Vice
                             President of General Reinsurance Corporation 1991-1995;
                             Senior Vice President and Manager of Underwriting of
                             General Reinsurance Corporation 1982-1991; President
                             and Chief Executive Officer of General Re Services
                             Corporation since 1987. With General Re since 1969.

          NAME           AGE                        POSITION
          ----           ---                        --------
Theron S. Hoffman.......  49 Vice President, Human Resources of General Re
                             Corporation since March 1995 and Senior Vice President
                             of General Re Services Corporation since 1990. With
                             General Re since 1990.
Tom N. Kellogg..........  60 Executive Vice President of General Re Corporation
                             since March 1995 and President and Chief Operating
                             Officer of General Reinsurance Corporation since
                             February 1995; previously Executive Vice President and
                             Chief Marketing Officer of General Reinsurance
                             Corporation 1991-1995. With General Re since 1968.
Dr. Peter Lutke-          50 Executive Vice President of General Re Corporation
Bornefeld...............     since March 1995 and Chief Executive Officer of Cologne
                             Re since 1993; Member of the Board of Directors of
                             Cologne Re since 1990. With General Re since 1994;
                             joined Cologne Re in 1979.
Elizabeth A. Monrad.....  42 Vice President and Treasurer of General Re Corporation
                             since March 1995; previously Corporate Controller of
                             General Re Corporation 1992-1995; Senior Vice President
                             and Treasurer of General Reinsurance Corporation since
                             1996. Previously a partner with Coopers & Lybrand,
                             1989-1992. With General Re since 1992.
Franklin Montross, IV...  41 Vice President of General Re Corporation since 1996;
                             Member, Vorstand of Cologne Re since 1995; Chief
                             Underwriting Officer and Senior Vice President of
                             General Reinsurance since 1992; previously, Vice
                             President of General Reinsurance Corporation 1987-1991.
                             With General Re since 1978.
Stephen P. Raye.........  53 Vice President, Technology of General Re Corporation
                             since March 1995 and Senior Vice President of General
                             Re Services Corporation since 1993; Vice President
                             Information Systems Division of General Re Services
                             Corporation 1985-1993. With General Re since 1977.
Lee R. Steeneck.........  49 Vice President and Actuary of General Re Corporation
                             since March 1995 and Senior Vice President of General
                             Reinsurance Corporation since 1996. With General Re
                             since 1975.
William E. Thiele.......  54 Vice President, Global Casualty of General Re
                             Corporation since 1996. Previously, Chief Executive
                             Officer and President of Swiss Re America Corporation
                             1993-1996; President, Chief Operating Officer and
                             Director of Continental Insurance Companies 1990-1992;
                             Executive Vice President of Continental Insurance
                             Companies 1983-1990. With General Re 1968-1983, and
                             since 1996.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) FINANCIAL STATEMENTS SCHEDULES AND EXHIBITS

  1. The Financial Statements, Reserve Disclosures (unaudited) and Financial Statement Schedules listed in Item 8 are filed as part of this Report.

  2. Exhibits

     3.1 The Restated Certificate of Incorporation of General Re Corporation, as amended, is incorporated by reference herein from General Re's
         Annual Report on Form 10-K for the fiscal year ended December 31, 1987.
      .2 The By-Laws of General Re Corporation, as amended and restated.
     4.1 Rights Agreement, dated as of September 11, 1991 between General Re
         Corporation and The Bank of New York, as Rights Agent, is incorporated by reference from General Re's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
    10.2 Form of Indemnity Agreement among General Re Corporation and directors and executive officers is incorporated by reference from General Re's
         Annual Report on Form 10-K for the fiscal year ended December 31, 1994.(/1/)
      .3 The General Reinsurance Supplemental Benefit Equalization Plan, is incorporated by reference from General Re's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.(/1/)
      .4 The General Re Corporation Retirement Plan for Directors, is incorporated by reference from General Re's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.(/1/)
      .5 The General Re Corporation Deferred Compensation Plan for Directors, is incorporated by reference from General Re's Annual Report on Form
         10-K for the fiscal year ended December 31, 1995.(/1/)
      .6 Form of Severance Agreement among General Re Corporation and certain executive officers.
      .7 Employment Agreement between Cologne Re and Peter Lutke-Bornefeld.
    11.  Computation of Earnings Per Share.
    21.  Subsidiaries of the Registrant.
    23.  Consent of Independent Accountants.
    24.  Powers of Attorney of Directors.
    27.  Financial Data Schedule.

--------
(/1/) Management contracts or compensatory plans filed pursuant to Item 14(c).

(B) REPORTS ON FORM 8-K

  A report on Form 8-K dated October 3, 1996 reporting that General Re Corporation and National Re Corporation had consummated the merger.

  A report on Form 8-K dated November 6, 1996 filed in connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The report contains risk factors which may cause General Re's results to differ materially from forward-looking statements made by General Re.

                                  SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          General Re Corporation
                                                        (Registrant)

                                          By Elizabeth A. Monrad
                                             (Elizabeth A. Monrad, Vice
                                              President and Treasurer)
Dated: March 10, 1997

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

       SIGNATURE                          TITLE                          DATE
       ---------                          -----                          ----
  Ronald E. Ferguson    Chairman and Chief Executive               February 25, 1997
 (Ronald E. Ferguson)   Officer and Director
  Joseph P. Brandon     Vice President and Chief Financial Officer February 25, 1997
  (Joseph P. Brandon)   (Principal Financial Officer)
 Elizabeth A. Monrad    Vice President and Treasurer               February 25, 1997
 (Elizabeth A. Monrad)  (Principal Accounting Officer)
 *Lucy Wilson Benson    Director                                   February 25, 1997
 (Lucy Wilson Benson)
   *Walter M. Cabot     Director                                   February 25, 1997
   (Walter M. Cabot)
 *William C. Ferguson   Director                                   February 25, 1997
 (William C. Ferguson)
   *Donald J. Kirk      Director                                   February 25, 1997
   (Donald J. Kirk)
    *Kay Koplovitz      Director                                   February 25, 1997
    (Kay Koplovitz)
  *Edward H. Malone     Director                                   February 25, 1997
  (Edward H. Malone)
 *Andrew W. Mathieson   Director                                   February 25, 1997
 (Andrew W. Mathieson)
  *Martin G. McGuinn    Director                                   February 25, 1997
  (Martin G. McGuinn)
  *David E. McKinney    Director                                   February 25, 1997
  (David E. McKinney)
   *Stephen A. Ross     Director                                   February 25, 1997
   (Stephen A. Ross)
 *Walter F. Williams    Director                                   February 25, 1997
 (Walter F. Williams)

--------
*By either Charles F. Barr or Robert D. Graham pursuant to a power of attorney.

                             GENERAL RE CORPORATION

    SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF GENERAL RE CORPORATION

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             GENERAL RE CORPORATION

                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995
                                (PARENT COMPANY)
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                 1996    1995
                                                                ------  ------
                            ASSETS
Fixed maturities, available-for-sale..........................  $   85  $  212
Equity securities, at fair value..............................     --       70
Short-term investments, at amortized cost which approximates
 fair value...................................................     159      21
Investment in subsidiaries, at equity.........................   7,361   6,559
Other invested assets.........................................      39      39
Other assets..................................................      31      32
Due from subsidiaries.........................................     178      32
                                                                ------  ------
  Total assets................................................  $7,853  $6,965
                                                                ======  ======
                         LIABILITIES
Commercial paper..............................................  $  140     --
Notes payable due 2009........................................     150  $  150
Income taxes..................................................     135     125
Other liabilities.............................................     100     102
                                                                ------  ------
  Total liabilities...........................................     525     377
                                                                ------  ------
Cumulative convertible preferred stock (shares issued:
 1,711,907 in 1996
 and 1,724,037 in 1995; no par value).........................     146     147
Loan to employee savings and stock ownership plan.............    (144)   (146)
                                                                ------  ------
                                                                     2       1
                                                                ------  ------
                 COMMON STOCKHOLDERS' EQUITY
Common stock (102,827,344 shares issued in 1996 and 1995; par
 value $.50)..................................................      51      51
Paid-in capital...............................................   1,041     635
Unrealized appreciation of investments, net of deferred income
 taxes........................................................   1,625   1,468
Currency translation adjustments, net of deferred income tax-
 es...........................................................     (53)    (11)
Retained earnings.............................................   6,708   5,986
Less common stock in treasury, at cost (shares held:
 21,262,113 in 1996
 and 20,714,069 in 1995)......................................  (2,046) (1,542)
                                                                ------  ------
  Total common stockholders' equity...........................   7,326   6,587
                                                                ------  ------
  Total liabilities, cumulative convertible preferred stock
   and
   common stockholders' equity................................  $7,853  $6,965
                                                                ======  ======

                             GENERAL RE CORPORATION

                         CONDENSED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                (PARENT COMPANY)
                                 (IN MILLIONS)

                                                             1996   1995  1994
                                                            ------  ----  ----
REVENUES
  Distributions from subsidiaries
    Insurance subsidiaries................................. $1,038  $420  $441
    Other subsidiaries.....................................     75     8   394
                                                            ------  ----  ----
      Total distributions from subsidiaries................  1,113   428   835
  Investment income........................................      9    11    26
  Other revenues...........................................     15    22    37
  Net realized gains (losses) on investments...............      1    (6)    6
                                                            ------  ----  ----
      Total revenues.......................................  1,138   455   904
                                                            ------  ----  ----
EXPENSES
  Other operating costs and expenses.......................     36    29    29
  Income tax expense (benefit).............................     (4)    4    (4)
                                                            ------  ----  ----
      Total expenses.......................................     32    33    25
                                                            ------  ----  ----
      Income before equity income..........................  1,106   422   879
                                                            ------  ----  ----
Equity in net income of subsidiaries less dividends
 received of
 $1,113 in 1996, $428 in 1995 and $835 in 1994.............   (212)  403  (214)
                                                            ------  ----  ----
      Net income........................................... $  894  $825  $665
                                                            ======  ====  ====

                             GENERAL RE CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                (PARENT COMPANY)
                                 (IN MILLIONS)

                                                             1996  1995  1994
                                                             ----  ----  -----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income................................................ $894  $825  $ 665
  Equity in net income of subsidiaries less dividends re-
   ceived...................................................  212  (403)   214
  Other..................................................... (107)    8    351
                                                             ----  ----  -----
      Net cash from operating activities....................  999   430  1,230
                                                             ----  ----  -----
CASH FLOWS FROM INVESTING ACTIVITIES
  Fixed maturities:
    Purchases............................................... (172) (344)  (132)
    Sales...................................................  326   146    276
    Maturities..............................................   --    74     40
  Equity securities:
    Purchases...............................................  (60)   --     --
    Sales...................................................  111    --      1
Other invested assets.......................................   --    --    105
Net sales (purchases) of short-term investments............. (138)    3    (20)
Cash used in acquisitions................................... (313)   --   (884)
Capital contribution to subsidiaries........................  (28) (125)    (6)
                                                             ----  ----  -----
      Net cash used in investing activities................. (274) (246)  (620)
                                                             ----  ----  -----
CASH FLOWS FROM FINANCING ACTIVITIES
  Commercial paper borrowing (repayment), net...............  140   (31)  (230)
  Cash dividends paid to stockholders
    Common.................................................. (163) (161)  (157)
    Preferred...............................................  (11)  (11)   (11)
  Acquisition of treasury stock............................. (729)  (30)  (222)
  Other.....................................................   44    45     11
                                                             ----  ----  -----
      Net cash used in financing activities................. (719) (188)  (609)
                                                             ----  ----  -----
Change in cash..............................................   (6)   (4)     1
Cash, beginning of year.....................................   --     4      3
                                                             ----  ----  -----
Cash, end of year........................................... $  6  $ --  $   4
                                                             ====  ====  =====

                            GENERAL RE CORPORATION

                SCHEDULE V--SUPPLEMENTARY INSURANCE INFORMATION
                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN MILLIONS)

     COLUMN A        COLUMN B   COLUMN C COLUMN D  COLUMN E   COLUMN F  COLUMN G   COLUMN H    COLUMN I   COLUMN J  COLUMN K
------------------- ----------- -------- -------- ----------- -------- ---------- ---------- ------------ --------- --------
                                                                                  BENEFITS,
                                 GROSS              POLICY                         CLAIMS,   AMORTIZATION
                     DEFERRED    CLAIMS            BENEFITS                         LOSSES   OF DEFERRED
       YEAR           POLICY      AND                 FOR       NET       NET        AND        POLICY      OTHER     NET
        AND         ACQUISITION  CLAIM   UNEARNED LIFE/HEALTH PREMIUM  INVESTMENT SETTLEMENT ACQUISITION  OPERATING PREMIUMS
      SEGMENT          COST     EXPENSES PREMIUMS  CONTRACTS  REVENUE    INCOME    EXPENSES     COSTS     EXPENSES  WRITTEN
------------------- ----------- -------- -------- ----------- -------- ---------- ---------- ------------ --------- --------
1996
Property/Casualty
 North America.....    $232     $10,767   $1,151      --       $3,104    $  727     $2,143      $  682      $303     $3,081
 International.....     158       5,210      639      --        2,514       394      1,841         576       195      2,505
Life/health........      67         --       167     $751       1,060        59        789         220        60      1,075
                       ----     -------   ------     ----      ------    ------     ------      ------      ----     ------
   Total...........    $457     $15,977   $1,957     $751      $6,678    $1,180     $4,773      $1,478      $558     $6,661
                       ====     =======   ======     ====      ======    ======     ======      ======      ====     ======
1995
Property/Casualty
 North America.....    $226     $ 9,356   $1,115      --       $2,853    $  711     $1,919      $  706      $266     $2,964
 International.....     183       4,896      667      --        2,288       247      1,761         490       111      2,429
Life/health........      25         --       131     $580         696        40        505         149        36        709
                       ----     -------   ------     ----      ------    ------     ------      ------      ----     ------
   Total...........    $434     $14,252   $1,913     $580      $5,837    $  998     $4,185      $1,345      $413     $6,102
                       ====     =======   ======     ====      ======    ======     ======      ======      ====     ======
1994
Property/Casualty
 North America.....    $204     $ 8,578   $1,008      --       $2,394    $  686     $1,709      $  535      $251     $2,581
 International.....     120       3,580      494      --          394        52        272          79        52        420
Life/health........     --          --       140     $479         --        --         --          --        --         --
                       ----     -------   ------     ----      ------    ------     ------      ------      ----     ------
   Total...........    $324     $12,158   $1,642     $479      $2,788    $  738     $1,981      $  614      $303     $3,001
                       ====     =======   ======     ====      ======    ======     ======      ======      ====     ======

----
Note: The totals shown in the Schedule include only the property/casualty and life/health operations of General Re and may not correspond with consolidated amounts.

                                 EXHIBIT INDEX

                                                                  SEQUENTIALLY
 EXHIBIT                                                            NUMBERED
   NO.                         DESCRIPTION                            PAGE
 -------                       -----------                        ------------
  10.6   Form of Severance Agreement among General Re
         Corporation and certain executive officers.............   72
    .7   Employment Agreement between Kolnische
         Ruckversicherungs-Gesellschaft AG and Peter Lutke-
         Bornefeld..............................................   80
  11     Computation of Earnings Per Share......................   91
  21     Subsidiaries of General Re Corporation.................   93
  23     Consent of Independent Accountants.....................   97
  24     Powers of Attorney of Directors........................   99
  27     Financial Data Schedule................................  101

                                       71