Form 10-Q
period 1997-03-31
GENERAL RE CORP
filed 1997-05-09
CIK 317745

[GRAPHIC OMITTED]

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 1997
                                 ------------------------

Commission file number                     1-8026
                                  -----------------------
                             GENERAL RE CORPORATION

             (Exact name of registrant as specified in its charter)

         DELAWARE                                                06-1026471
-------------------------------                               ----------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

Financial Centre, P.O. Box 10350
Stamford, Connecticut                                           06904-2350
-------------------------------                               ----------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, with area code                  (203) 328-5000
                                                              ----------------

                                     None
                                     ------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                           Yes   x        No
                                               -----         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                          Outstanding at March 31, 1997
---------------------------------------        ------------------------------

     Common Stock, $.50 par value                      80,724,742 Shares
---------------------------------------        -------------------------------

[GRAPHIC OMITTED]

                             GENERAL RE CORPORATION

                                      INDEX



                          PART I. FINANCIAL INFORMATION


                                                                    PAGE
Item 1.    Financial Statements

           Consolidated Statements of Income
           Three months ended March 31, 1997 and 1996                3

           Consolidated Balance Sheets
           March 31, 1997 and December 31, 1996                      4

           Consolidated Statements of Common Stockholders' Equity
           Three months ended March 31, 1997 and 1996                5

           Consolidated Statements of Cash Flows
           Three months ended March 31, 1997 and 1996                6

           Notes to Consolidated Interim Financial Statements        7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations             9


                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

           (a)   Exhibit 11 - Statement Re: Computation of Per
                 Share Earnings                                     18

           (b)   Reports on Form 8-K                                18

                             GENERAL RE CORPORATION
                        Consolidated Statements of Income
                        (in millions, except share data)

                                                         (Unaudited)
                                                      Three months ended
                                                           March 31,
                                                    1997              1996
                                                    ----              ----
Premiums and other revenues

Net premiums written
     Property/casualty                             $1,263            $1,210
     Life/health                                      298               251
                                                  -------           -------
Total net premiums written                         $1,561            $1,461
                                                   ======            ======

Net premiums earned
     Property/casualty                             $1,370            $1,294
     Life/health                                      286               245
                                                  -------           -------
Total net premiums earned                           1,656             1,539

Investment income                                     318               285
Other revenues                                         87                68
Net realized gains on investments                      11                50
                                                  -------           -------

         Total revenues                             2,072             1,942
                                                    -----             -----

Expenses

Claims and claim expenses                             967               908
Life/health benefits                                  200               180
Acquisition costs                                     354               355
Other operating costs and expenses                    206               147
Goodwill amortization                                   7                 5
                                                  -------          --------

         Total expenses                             1,734             1,595
                                                    -----           -------

         Income before income taxes and
          minority interest                           338               347

Income tax expense                                     81                87
                                                   ------             -----

         Income before minority interest              257               260

Minority interest                                      13                23
                                                    ------           ------

         Net income                                  $244              $237
                                                     ====              ====

Share data:

Net income per common share                         $2.97             $2.87
                                                    =====             =====

Dividend per share to common stockholders           $ .55             $ .51
                                                    =====             =====

Average common shares outstanding              81,098,094        81,457,455
                                               ==========        ==========

           See notes to the consolidated interim financial statements.

                             GENERAL RE CORPORATION
                           Consolidated Balance Sheets
                        (in millions, except share data)

                                                   (Unaudited)
                                                 March 31, 1997  Dec. 31, 1996
                                                 --------------  -------------
                                 ASSETS
Investments:
  Fixed maturities:
    Available-for-sale (cost: $16,114 in 1997;
    $16,473 in 1996) .............................   $ 16,655    $ 17,168
    Trading (cost: $2,844 in 1997; $2,994 in 1996)      2,739       2,967
  Preferred equities, at fair value (cost: $1,000
in 1997; $771 in 1996) ...........................      1,007         789
  Common equities, at fair value (cost: $1,965 in
1997; $1,941 in 1996) ............................      3,787       3,675
  Short-term investments, at amortized cost which
 approximates fair value .........................      1,386       1,267
  Other invested assets ..........................        717         696
                                                     --------    --------
      Total investments ..........................     26,291      26,562

Cash .............................................        332         365
Accrued investment income ........................        324         405
Accounts receivable ..............................      2,807       2,832
Funds held by reinsured companies ................        490         474
Reinsurance recoverable ..........................      2,959       2,935
Deferred acquisition costs .......................        446         457
Goodwill .........................................      1,045       1,052
Trading account assets ...........................      3,390       4,085
Securities purchased under agreement to resell ...        476        --
Other assets .....................................      1,045         994
                                                     --------    --------
      Total assets ...............................   $ 39,605    $ 40,161
                                                     ========    ========
                               LIABILITIES
Claims and claim expenses ........................   $ 16,115    $ 15,977
Policy benefits for life/health contracts ........        784         751
Unearned premiums ................................      1,861       1,957
Other reinsurance balances .......................      3,484       3,388
Notes payable and commercial paper ...............        738         430
Income taxes .....................................        683         728
Securities sold under agreements to repurchase ...      2,541       1,985
Securities sold but not yet purchased ............        578         869
Trading account liabilities ......................      2,934       3,907
Other liabilities ................................      1,368       1,675
Minority interest ................................      1,152       1,166
                                                     --------    --------
    Total liabilities ............................     32,238      32,833
                                                     --------    --------

Cumulative convertible preferred stock (shares
 issued: 1,708,765 in 1997 and 1,711,907 in 1996;
 no par value) ...................................        146         146
Loan to employee savings and stock ownership plan        (144)       (144)
                                                     --------    --------
                                                            2           2
                                                     --------    --------
                       COMMON STOCKHOLDERS' EQUITY
Common stock (102,827,344 shares issued in 1997
and 1996; par value $.50) ........................         51          51
Paid-in capital ..................................      1,060       1,041
Unrealized appreciation of investments, net of
deferred income taxes ............................      1,572       1,625
Currency translation adjustments, net of deferred
 income taxes ....................................        (14)        (53)
Retained earnings ................................      6,905       6,708
Less common stock in treasury, at cost (shares
held: 22,102,602 in 1997
   and 21,262,113 in 1996) .......................     (2,209)     (2,046)
                                                     --------    --------
     Total common stockholders' equity ...........      7,365       7,326
                                                     --------    --------
   Total liabilities, cumulative convertible
 preferred stock and common stockholders' equity .   $ 39,605    $ 40,161
                                                     ========    ========

           See notes to the consolidated interim financial statements.
                                        4

                             GENERAL RE CORPORATION

             Consolidated Statements of Common Stockholders' Equity
                                  (in millions)

                                                    (Unaudited)
                                                Three months ended
                                                      March 31,
                                                   1997       1996
                                                   ----       ----
Common stock:
    Beginning of period .....................   $    51    $    51
    Change for the period ...................      --         --
                                                -------    -------
       End of period ........................        51         51
                                                -------    -------

Paid-in capital:
    Beginning of period .....................     1,041        635
    Stock issued under stock option and other
    incentive arrangements ..................        13         13
    Other ...................................         6          2
                                                -------    -------
       End of period ........................     1,060        650
                                                -------    -------

Unrealized appreciation of investments,
    net of deferred income taxes:
    Beginning of period .....................     1,625      1,468
    Change for the period ...................       (68)       (80)
    Deferred income taxes ...................        15         30
                                                -------    -------
       End of period ........................     1,572      1,418
                                                -------    -------

Currency translation adjustments,
    net of deferred income taxes:
    Beginning of period .....................       (53)       (11)
    Change for the period ...................        39        (12)
                                                -------    -------
       End of period ........................       (14)       (23)
                                                -------    -------

Retained earnings:
    Beginning of period .....................     6,708      5,986
    Net income ..............................       244        237
    Dividends paid on common stock ..........       (44)       (41)
    Dividends paid on preferred stock, net of
    income taxes ............................        (3)        (3)
                                                -------    -------
       End of period ........................     6,905      6,179
                                                -------    -------

Common stock in treasury:
    Beginning of period .....................    (2,046)    (1,542)
    Cost of shares acquired during period ...      (167)      (270)
    Stock issued under stock option and other
    incentive arrangements ..................         4          4
                                                -------    -------
       End of period ........................    (2,209)    (1,808)
                                                -------    -------

    Total common stockholders' equity .......   $ 7,365    $ 6,467
                                                =======    =======









           See notes to the consolidated interim financial statements.

                             GENERAL RE CORPORATION
                      Consolidated Statements of Cash Flows
                                  (in millions)
                                                             (Unaudited)
                                                         Three months ended
                                                                March 31,
                                                                ---------
                                                            1997       1996
                                                            ----       ----
Cash flows from operating activities:
     Net income ......................................   $   244    $   237
     Adjustments to reconcile net income to net cash
     provided by operating activities:
         Change in claim and claim expense liabilities       138         54
         Change in policy benefits for life/health
         contracts ...................................        33         77
         Change in reinsurance recoverable ...........       (24)       (70)
         Change in unearned premiums .................      (110)       (79)
         Amortization of acquisition costs ...........       354        355
         Acquisition costs deferred ..................      (343)      (322)
         Trading account activities
              Change in trading account securities ...       (80)      (944)
              Securities purchased under agreements
              to resell ..............................      (476)       (44)
              Securities sold under agreements to
              repurchase .............................       556      1,020
              Change in other trading balances .......      (435)        21
         Other changes in assets and liabilities .....       105        298
         Realized gains on investments ...............       (11)       (50)
                                                         -------    -------
                  Net cash from (used in) operating
                  activities .........................       (49)       553
                                                         -------    -------

Cash flows from investing activities:
     Fixed maturities: available-for-sale
         Purchases ...................................    (1,709)    (2,368)
         Calls and maturities ........................       116        278
         Sales .......................................     2,007      1,743
     Preferred and common equities
         Purchases ...................................      (418)      (265)
         Sales .......................................       126        195
     Net (purchases) sales of short-term investments .      (203)       104
     Net purchases of other invested assets ..........       (16)        (5)
                                                         -------    -------
                  Net cash used in investing
                  activities .........................       (97)      (318)
                                                         -------    -------

Cash flows from financing activities:
     Commercial paper borrowing, net .................       310       --
     Change in contract deposits .....................         1        117
     Cash dividends paid to common stockholders ......       (44)       (41)
     Acquisition of treasury stock ...................      (172)      (263)
     Other ...........................................        18         17
                                                         -------    -------
                  Net cash from (used in) financing
                  activities .........................       113       (170)
                                                         -------    -------

Change in cash .......................................       (33)        65

Cash, beginning of period ............................       365        258
                                                         -------    -------

Cash, end of period ..................................   $   332    $   323
                                                         =======    =======



           See notes to the consolidated interim financial statements.

                             GENERAL RE CORPORATION
                             ----------------------


               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1. General - The interim financial statements of General Re Corporation and its subsidiaries ("General Re") have been prepared on the basis of generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and related notes in General Re's 1996 Annual Report filed on Form 10-K. Certain reclassifications have been made to 1996 balances to conform to the 1997 presentation. The operating results of General Re's international reinsurance operations are reported on a quarter lag.

2. National Re - The comparable 1996 first quarter amounts do not include the assets, liabilities, operating results and cash flows for National Re Corporation, since it was acquired on October 3, 1996.

3. Cologne Re - The minority interest included in General Re's statements of income and balance sheets relates to the economic interest of Cologne Re not owned by GR-CK and the Class A shares of GR-CK, which are not owned by General Re.

4. Income Taxes - General Re's effective income tax rate differs from current statutory rates principally due to tax-exempt interest income and dividends received deductions. General Re paid income taxes of $69 million and $31 million in the three months ended March 31, 1997 and 1996, respectively.

5. Reinsurance Ceded - General Re utilizes reinsurance to reduce its exposure to large losses. The income statement amounts for premiums written, premiums earned, claims and claim expenses incurred and life/health benefits are reported net of reinsurance. Direct, assumed, ceded and net amounts for the first quarter ended March 31, 1997 and 1996 were as follows (in millions):

              Property/Casualty      Life/Health       Claims and   Life/Health
              Written   Earned     Written   Earned  Claim Expenses   Benefits
     1997
     Direct     $123     $126          -        -         $104           -
     Assumed   1,340    1,456        $352      $323        969          $221
     Ceded      (200)    (212)        (54)      (37)      (106)          (21)
               -----    -----        ----      ----       ----          ----
     Net      $1,263   $1,370        $298      $286       $967          $200
              ======   ======        ====      ====       ====          ====


     1996
     Direct     $111     $103        -         -           $65          -
     Assumed   1,285    1,402        $289      $299      1,021          $240
     Ceded      (186)    (211)        (38)      (54)      (178)          (60)
              ------   ------       -----     -----       ----         -----
     Net      $1,210   $1,294        $251      $245       $908          $180
              ======   ======        ====      ====       ====          ====

                             GENERAL RE CORPORATION

6. Per Common Share Data - Income per common share is based on net income less preferred dividends divided by the weighted average common shares outstanding during the period. The weighted average common shares outstanding were 81,098,094 and 81,457,455 for the first quarter ended March 31, 1997 and 1996, respectively.

7. Litigation - On July 1, 1996, U.S. Aviation Underwriters, Inc. ("USAU"), a subsidiary of General Re, and John V. Brennan, the former Chairman and Chief Executive Officer of USAU, after a trial in the U.S. District Court for the Eastern District of New York, were found guilty of mail fraud in connection with the allocation of insurance claims between two companies, arising out of the December 7, 1987 crash of a domestic United States flight. General Re does not expect the amount of any liability to USAU to be material to the financial position, results of operations or cash flows of General Re.

8. New Accounting Standards - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. The Statement establishes a new standard for computing and presenting earnings per share data. The Statement is effective for financial statements issued for both interim and annual periods ending after December 15, 1997. This Statement supersedes APB Opinion No. 15, Earnings Per Share, and requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share include the effect of all potentially dilutive securities. The Statement also requires a reconciliation of the numerator and denominator of the basic earnings per share to the numerator and denominator of the diluted earnings per share computation in the notes to the financial statements. All prior period earnings per share data presented must be restated.

     General Re's primary earnings per share for the first quarter of 1997 were the same as basic earnings per share calculated under the new Statement. Fully diluted earnings per share are not currently presented because the dilution effects are not material. If General Re had adopted the Statement in the first quarter of 1997, diluted earnings per share would have been $2.90 per share.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CONSOLIDATED

Net income for the first quarter of 1997 was $2.97 per share, compared with $2.87 per share in 1996. Net income for the first quarter of 1997 included after-tax realized gains of $.07 per share, compared with $.29 per share in the first quarter of 1996. Income from operations, excluding after-tax realized gains and losses, was $2.90 per share in the first quarter of 1997, an increase of 12.4 percent from the $2.58 per share earned in the comparable period in 1996. These improved results in the first quarter of 1997 were primarily due to increased earnings in the global life/health operations, financial services and growth in North American property/casualty investment income.

Consolidated net premiums written for the first quarter of 1997 were $1,561 million, an increase of 6.8 percent from $1,461 million in 1996. North American property/casualty premiums written of $795 million in the first quarter of 1997 increased 15.3 percent from $689 million in the comparable period in 1996. The first quarter of 1997 includes $84 million of net premiums written by National Re Corporation ("National Re"), which was acquired on October 3, 1996. The international property/casualty subsidiaries' net premiums written of $468 million in the first quarter of 1997 decreased 10.2 percent from $521 million for the same period in 1996. Net premiums written for the global life/health segment were $298 million in the first quarter of 1997, an increase of 18.8 percent from the comparable amount in 1996.

Consolidated pretax investment income was $318 million in the first quarter of 1997, compared with $285 million in the same period of 1996. Investment income for the North American property/casualty operations of $199 million in the first quarter of 1997 increased by $30 million over the first quarter of 1996 due to higher invested assets in existing operations and investment income from National Re. Investment income for the international property/casualty operations of $93 million in the first quarter of 1997 declined from $98 million in the first quarter of 1996, principally due to currency and lower bond yields in Germany. Investment income for the global life/health operations was $18 million in first quarter of 1997, compared to $14 million in the first quarter of 1996. The financial services segment's investment income was $8 million and $4 million in the first quarter of 1997 and 1996, respectively.

The consolidated effective tax rate was 24.1 percent for the first quarter of 1997, compared with 25.1 percent in the first quarter of 1996. The decrease in the consolidated effective tax rate was the result of a decrease in the proportion of General Re's pretax income earned by its international subsidiaries in higher tax rate jurisdictions and lower realized gains.

Net cash flow from consolidated operations was negative $49 million in the first quarter of 1997, compared to positive cash flow of $553 million in the same period in 1996. Cash flows from operations for the North American property/casualty operations of $117 million declined compared to $275 million in the first quarter of 1996, principally due to commutations and higher paid losses. The financial services operations had net cash outflows from operations of $394 million in the first quarter of 1997, compared to positive cash flow of $63 million in the first quarter of 1996. The cash outflow in the quarter was due to the use of commercial paper to fund certain structured transactions. The international property/casualty and global life/health operations had cash flow from operating activities of $228 million for the first quarter of 1997, compared with $215 million in 1996.
                                        9

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

In the first quarter of 1997, consolidated invested assets decreased by $271 million to $26,291 million. The decrease was due to a decline of $365 million in the financial services segment and $161 million in the North American property/casualty operations, partially offset by $255 million of growth in the international property/casualty and global life/health operations invested assets. The decrease in financial services invested assets primarily relates to the hedging activities of General Re Financial Products Corporation ("GRFP"). The decrease in North American property/casualty invested assets was primarily the result of repurchases of General Re's common stock, while the growth in the international property/casualty and global life/health operations was due to operating cash flow.

The consolidated gross liability for claims and claim expenses for property/casualty operations was $16,115 million at March 31, 1997, an increase of $138 million over the year-end 1996 liability. The asset for reinsurance recoverable on unpaid claims was $2,584 million at March 31, 1997, compared to $2,572 million at December 31, 1996. At March 31, 1997, the gross liability for claims and claim expenses and the related asset for reinsurance recoverables include $2,022 million and $623 million, respectively, for environmental and latent injury claims. These amounts include provisions for both reported and incurred but not reported claims.

Common stockholders' equity at March 31, 1997 was $7,365 million, an increase of
0.5 percent from the $7,326 million at December 31, 1996. The increase in common stockholders' equity during the first quarter of 1997 was principally the result of net income of $244 million, a decrease in unrealized foreign currency translation losses of $39 million and the reissuance of common stock of $17 million, partially offset by common share repurchases of $167 million, a decrease in after-tax unrealized investment gains of $53 million and common and preferred stock dividends of $47 million. On a per share basis, common stockholders' equity increased from $89.82 at December 31, 1996 to $91.23 at March 31, 1997.

Dividends paid to common stockholders were $44 million and $41 million for the first quarter of 1997 and 1996, respectively. On February 12, 1997, the Board of Directors declared a regular quarterly dividend of $.55 per share on the common stock of General Re. This represents an increase of 7.8 percent over the $.51 per share dividend paid in prior quarters during 1996 and the 21st consecutive year in which General Re has increased its dividend. General Re repurchased 1,020,000 shares of common stock during the first quarter of 1997 for aggregate consideration of $167 million, which equates to an average cost of $163.67 per share. On April 9, 1997, General Re's Board of Directors approved a new repurchase program for $500 million. In addition to specific repurchase programs, General Re has standing authority to repurchase shares in anticipation of share issuances under various compensation plans. Since the inception of the repurchase program in 1987, General Re has repurchased 28,153,500 common shares for total consideration of $2,500 million.

At March 31, 1997, General Re Corporation had $275 million of senior debt outstanding, of which $150 million was issued by General Re Corporation and is rated AAA by Standard & Poor's and Aa1 by Moody's, and $125 million was issued by National Re and is rated AA by Standard and Poor's and Aa2 by Moody's. General Re Corporation issues commercial paper to provide additional financial flexibility for its operations. Commercial paper offered by General Re
Corporation has been rated A1+ by Standard & Poor's and Prime 1 by Moody's. At March 31, 1997, $450 million of commercial paper was outstanding. General Re Corporation has $1.2 billion


                                       10
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


of available lines of credit which provide financial flexibility to support General Re Corporation's commercial paper program. The credit lines consist of a 364-day facility of $400 million and a five-year credit facility of the remaining $800 million. The credit agreements with the banks require General Re to maintain a minimum consolidated tangible net worth, as defined, of $2.7 billion. All $1.2 billion of available lines of credit were unused at March 31, 1997.

Pretax income discussed in each of the segment sections that follow is before minority interest deductions and goodwill amortization, both of which are deemed corporate expenses that have not been allocated to the segments.

NORTH AMERICAN PROPERTY / CASUALTY
----------------------------------
(in millions)                                          First Quarter
                                                       -------------
                                                     1997         1996
                                                     ----         ----

Income before income taxes and realized gains        $205         $181
Net premiums written                                  795          689
Net underwriting income                                 6            8
Combined ratio                                       99.2%        98.9%
Investment income                                    $199         $169
Other income                                            -            4
Operating cash flow                                   117          275

Pretax income for the North American property/casualty operations, excluding realized gains/losses, increased 13.5 percent in the first quarter of 1997, as compared to the same quarter of 1996. The 1997 results include the income from National Re. The increase in pretax income was due to increased investment income. In the first quarter of 1997, the combined ratio for the North American property/casualty operations was 99.2 percent, compared with 98.9 percent for the first quarter of 1996 and 99.1 percent for the full year 1996. The first quarter was not significantly affected by catastrophes in either 1997 or 1996.

Net premiums written for the North American property/casualty operations were $795 million in the first quarter of 1997, representing an increase of 15.3 percent over the first quarter of 1996. Excluding premiums from National Re, net premiums written increased by 3.1 percent for the quarter. A major contributor to the North American treaty growth continued to be increased business with regional and specialty companies. At the same time, treaty business with large national companies continued to decline. This trend toward writing more business with regional and specialty companies has continued over recent years and is enhanced by the National Re transaction. Casualty facultative individual risk business increased approximately 10 percent primarily due to the inclusion of National Re business, while individual risk property facultative business declined slightly.

The wholesale nature of reinsurance transactions periodically results in somewhat volatile premium trends between quarters and years. The addition or loss of a large contract may significantly affect General Re's premium growth, although large contracts generally have a smaller effect on earnings than on premium

                                       11
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


trends. General Re's treaty contracts usually include short-term cancellation provisions. General Re's largest treaty has annualized premiums written of approximately $250 million and contributed approximately one half of one percent of General Re's 1996 net income.

For the General Star companies, which primarily write excess, surplus and specialty insurance, net premiums written grew by 5.2 percent for the quarter. For the Genesis operations, which provide direct excess insurance and reinsurance to companies with self-insurance programs, net premiums written increased by 1.8 percent for the first quarter compared to the same period in 1996. The slowed growth in Genesis premiums results principally from lower growth in professional liability net premiums.

Pretax investment income for the North American property/casualty operations increased 18.0 percent compared to the first quarter of 1996. On an after-tax basis, net investment income increased 15.6 percent from $145 million to $167 million during the quarter. North American property/casualty after-tax investment income grew due to an increase of $1.1 billion in the fixed income portfolio and optimizing the fixed income portfolio's after-tax investment income. National Re accounts for approximately $11 million of the $23 million of growth in North American property/casualty after-tax investment income.

North American investment income of $199 million in the first quarter of 1997 declined slightly from $204 million in the fourth quarter of 1996. In general, fourth quarter investment income benefits from higher common dividends than other quarters. The overall annualized pretax yield on the North American property/casualty invested asset portfolio was 5.4 percent in the first quarter of 1997, compared with 5.2 percent in the same period in 1996. The annualized pretax and after-tax yield in the first quarter of 1997 on the segment's fixed maturity portfolio was 6.4 percent and 5.4 percent, respectively, compared with
6.8 percent and 5.8 percent in the same period in 1996.

The gross liability for claims and claim expenses for the North American property/casualty operations was $10,727 million at March 31, 1997, a decrease of $39 million, or 0.4 percent compared to the year-end 1996 liability. The asset for reinsurance recoverable on unpaid claims was $1,978 million at March 31, 1997, compared to $2,025 million at December 31, 1996. The growth in the segment's claim liability was reduced by the $51 million due to the commutation of two assumed reinsurance transactions. At March 31, 1997, total assets of the North American property/casualty operations were $19,435 million, compared with $19,669 million at December 31, 1996.

During the first quarter of 1997, calls and maturities on grandfathered tax-exempt bonds were approximately $21 million and preferred equity calls were $45 million. The bonds had an average yield of approximately 7.4 percent and the proceeds from the calls were reinvested at an average yield of approximately 5.6 percent. The preferred equities had an average yield of approximately 7.2 percent and the proceeds from the calls were reinvested at an average yield of approximately 7.1 percent. Based on its current investment portfolio and the current yield curve, General Re presently anticipates additional calls and maturities through the end of 1997 of approximately $69 million of grandfathered tax-exempt bonds and $155 million of preferred equities, both with


                                       12
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


an average yield of approximately 7.7 percent. Reinvestment of these funds may adversely affect average portfolio yields and investment income.

Cash flow from the North American operations for the first quarter compares unfavorably with the first quarter of 1996, partially due to two commutations which accounted for $51 million of the paid losses in the quarter. In addition, during the first quarter of 1997, the North American operations had an increased number of large claim payments, which were not concentrated in any particular line of business or accident year. Due to the nature of General Re's reinsurance operations, paid claims may be volatile from quarter to quarter.

INTERNATIONAL PROPERTY / CASUALTY
---------------------------------
(in millions)                                             First Quarter
                                                          -------------
                                                       1997          1996
                                                       ----          ----

Income before income taxes and realized gains           $71           $83
Net premiums written                                    468           521
Net underwriting income (loss)                          (20)          (11)
Combined ratio                                        103.5%        101.7%
Investment income                                       $93           $98
Other income (loss)                                      (2)           (4)
Operating cash flow                                     228           215

Income before income taxes and realized gains of the international property/casualty operations' decreased 14.2 percent for the first quarter of 1997, compared with the first quarter of 1996. For the first quarter of 1997, income for the international property/casualty operations declined due to lower underwriting and investment income.

The combined ratio in the international property/casualty operations was 103.5 percent in the first quarter, which compares unfavorably to the 102.1 percent reported for the year 1996 and 101.7 percent for the first quarter of 1996. The deterioration in underwriting was primarily due to two large individual property losses.

International net premiums written were $468 million in the first quarter of 1997, compared with $521 million in the first quarter of 1996, a decline of 10.2 percent. Approximately half of this decrease was due to the strengthening of the U.S. dollar, which lowered international premiums when translated into U.S. dollars. The remaining decline was primarily attributable to the effect of placing Cologne Re's U.S. broker market operations into runoff and lower premiums in Cologne Re's Dublin operation.

Pretax investment income for the international property/casualty operations was $93 million for the first quarter of 1997, compared with $98 million in the same period of 1996. The decline in investment income was due to lower interest rates in Germany over the past two years and the effect of currency translation into the U.S. dollar. Since the end of 1994, the five-year German government bond has declined from 7.25 percent to 4.80 percent


                                       13
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


currently. Compared to the fourth quarter of 1996, investment income was lower in the first quarter due to the seasonally higher common dividends in the fourth quarter. The overall annualized pretax yield on the invested asset portfolio was
5.4 percent and 6.0 percent in the first quarter of 1997 and 1996, respectively.

At March 31, 1997, total assets of the international property/casualty and global life/health operations were $12,662 million, compared with $12,454 million at December 31, 1996. The gross liability for claims and claim expenses was $5,388 million at March 31, 1997 compared with $5,210 million at December 31, 1996. The asset for reinsurance recoverable on unpaid claims was $606 million at March 31, 1997, compared to $546 million at December 31, 1996. Growth in these liabilities and assets was partly lowered due to the effect of the stronger U.S. dollar, which appreciated 1.1 percent against the German mark during the quarter.

GLOBAL LIFE / HEALTH
--------------------
(in millions)                                          First Quarter
                                                       -------------
                                                      1997       1996
                                                      ----       ----
Income before income taxes and realized gains          $28        $12
Net premiums written
     Life                                              207        188
     Health                                             91         63
                                                     -----       ----
Total life/health net premiums written                 298        251
Net underwriting income                                 10          1
Investment income                                       18         14
Other income (loss)                                      1         (3)

This segment includes the global life/health operations of Cologne Re. Pretax income for the first quarter of $28 million increased 137.0 percent from the $12 million in the comparable quarter of 1996, principally due to improved mortality experience in North America and an increase in investment income.

Life premiums written were $207 million for the first quarter of 1997, compared with $188 million in the first quarter of 1996. Life reinsurance grew in several markets, including the United States, Germany, France, Spain, the United Kingdom and Australia. Excluding the effect of changes in currency exchange rates, global life premiums increased approximately 18 percent. The increase in health net premiums written was primarily due to a new block of individual health business written in the United States.

The liability for policy benefits for life/health contracts was $784 million at March 31, 1997, compared with $751 million at December 31, 1996. The asset for reinsurance recoverable on unpaid losses was $261 million at March 31, 1997, compared to $228 million at December 31, 1996. Cologne Re manages its invested assets and total assets on an aggregate basis for the life/health and property/casualty business and does not presently disaggregate these accounts by segment. The total asset disclosure in the international property/casualty segment includes the assets of the global life/health segment.




                                       14
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


FINANCIAL SERVICES
---------------------
(in millions)                                           First Quarter
                                                        -------------
                                                       1997      1996
                                                       ----      ----

Income before income taxes and realized gains           $30       $25
Total revenues (excluding realized gains)                82        63
Investment income                                         8         4

Financial  services   operations  include  General  Re's  derivative   products,
investment   management,   insurance   brokerage  and  management,   reinsurance
brokerage, and real estate management operations.

In the first quarter of 1997, the financial services segment had total revenues of $82 million, an increase of 29.8 percent from $63 million in the first quarter of 1996. The growth in revenues in the first quarter was principally attributable to GRFP. The growth in GRFP's revenues was primarily due to revenues from swap transactions in Europe.

At March 31, 1997, total assets of the financial services operations were $7,508 million, compared with $8,038 million at December 31, 1996. GRFP's market exposures arising from derivative products are managed through the purchase and sale of government securities, futures and forward contracts or offsetting derivatives transactions. The amount and nature of the financial services segment's assets and liabilities are significantly affected by the risk management strategies utilized by GRFP to reduce market, currency rate, and interest rate risk. The purchase of government securities financed through collateralized repurchase agreements and the sale of government securities, whose proceeds are invested in reverse repurchase agreements, may cause short-term fluctuations in GRFP's assets and liabilities. The use of these transactions to offset GRFP's market exposures will increase or decrease the amount of GRFP's trading account assets or liabilities. While these risk management strategies may have a significant effect on the amount of assets and liabilities, they generally do not have a material effect on General Re's results from operations or common stockholders' equity.

During the first quarter of 1997, total invested assets of the financial services operations decreased $365 million to $3,028 million. Securities purchased under agreements to resell, which represent short-term liquid investment of excess funds, increased $476 million in the first quarter of 1997. Securities sold under agreements to repurchase, which are short-term borrowings of funds, increased $556 million in the first quarter of 1997 to $2,541 million. Securities sold, but not yet purchased, which decreased by $291 million during 1997, represent obligations of General Re to deliver the specified security at the contracted price, thereby creating a liability to purchase the security in the market at prevailing prices. Accordingly, General Re's ultimate obligation to satisfy the sale of securities sold, but not yet purchased may exceed the amount recognized in the balance sheet. General Re controls this risk and other market risks associated with its derivative products operations through, among other techniques, strict market position limits, marking the trading portfolio to market on a daily basis, ongoing monitoring and analysis of its market exposures, and periodically stress testing the portfolio.



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






                                       17

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



                                OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibit 11 - Statement Re: Computation of Per Share Earnings


                                                       Three Months Ended
                                                           March 31,
Earnings Per Share of Common Stock
(in millions, except share data)                     1997             1996
--------------------------------                     ----             ----

Net income (applicable to common stock) (1)           $241             $234

Average number of common shares outstanding     81,098,094       81,457,455
                                                ==========       ==========

Net income per share (2)                             $2.97            $2.87
                                                     =====            =====


(1) After deduction of preferred stock dividends of $3 million for the quarter ended March 31, 1997 and 1996.

(2) Fully diluted earnings per share are not reported because the effect of potentially dilutive securities are not material.

(b)  Reports on Form 8-K

       None














                                       18






                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               GENERAL RE CORPORATION
                               ----------------------
                               (Registrant)

Date:        May 8, 1997       JOSEPH P. BRANDON
             -----------       -----------------
                               Joseph P. Brandon
                               Vice President and Chief Financial Officer
                               (Principal Financial Officer)


Date:        May 8, 1997       ELIZABETH A. MONRAD
             -----------       -------------------
                               Elizabeth A. Monrad
                               Vice President and Treasurer
                               (Principal Accounting Officer)