Form 10-Q
period 1997-06-30
GENERAL RE CORP
filed 1997-08-14
CIK 317745

[GRAPHIC OMITTED]

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 1997
                                 ------------------------------

Commission file number                     1-8026

[GRAPHIC OMITTED]
                             GENERAL RE CORPORATION

             (Exact name of registrant as specified in its charter)

    DELAWARE                                                 06-1026471
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

Financial Centre, P.O. Box 10350
Stamford, Connecticut                                         06904-2350
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, with area code                (203) 328-5000
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                 Class                           Outstanding at June 30, 1997

     Common Stock, $.50 par value                       79,612,665 Shares
     ----------------------------                       -----------------


[GRAPHIC OMITTED]

                             GENERAL RE CORPORATION

                                      INDEX



PART I.  FINANCIAL INFORMATION


                                                                       PAGE
Item 1.    Financial Statements

           Consolidated Statements of Income
           Three and six months ended June 30, 1997 and 1996             3

           Consolidated Balance Sheets
           June 30, 1997 and December 31, 1996                           4

           Consolidated Statements of Common Stockholders' Equity
           Six months ended June 30, 1997 and 1996                       5

           Consolidated Statements of Cash Flows
           Six months ended June 30, 1997 and 1996                       6

           Notes to Consolidated Interim Financial Statements            7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 9


PART II.  OTHER INFORMATION


Item 1. Legal Proceedings                                               18

Item 6. Exhibits and Reports on Form 8-K

           (a)   Reports on Form 8-K (none)                             18

           (b)   Exhibit 10.7  - Employment Agreement                   19

           (c)   Exhibit 11    - Statement Re: Computation of Per
                                 Share Earnings                         25









                                        2
                             GENERAL RE CORPORATION
                        Consolidated Statements of Income
                      (in millions, except per share data)

                                                     (Unaudited)
                                     Three Months Ended       Six Months Ended
                                          June 30,                June 30,
                                          --------               --------
                                        1997    1996        1997      1996
                                        ----    ----        ----      ----
Premiums and other revenues

Net premiums written
     Property/casualty                $1,551  $1,579      $2,814    $2,789
     Life/health                         284     259         582       510
                                      ------  ------     -------   -------
Total net premiums written            $1,835  $1,838      $3,396    $3,299
                                      ======  ======      ======    ======

Net premiums earned
     Property/casualty                $1,389  $1,424      $2,759    $2,718
     Life/health                         280     254         566       499
                                      ------  ------      ------    ------
Total net premiums earned              1,669   1,678       3,325     3,217

Investment income                        316     288         634       573
Other revenues                            96      78         183       146
Net realized gains (losses)
 on investments                          (7)      30           4        80
                                      ------   -----        ----     -----

     Total revenues                    2,074   2,074       4,146     4,016
                                       -----   -----       -----     -----

Expenses

Claims and claim expenses                962   1,004       1,929     1,912
Life/health benefits                     207     184         407       364
Acquisition costs                        372     389         726       744
Other operating costs and expenses       203     173         409       320
Goodwill amortization                      7       4          14         9
                                      ------  ------     -------   -------

     Total expenses                    1,751   1,754       3,485     3,349
                                       -----   -----       -----     -----

     Income before income taxes and
       minority interest                 323     320         661       667

Income tax expense                        74      74         155       161
                                          --      --         ---       ---

     Income before minority interest     249     246         506       506

Minority interest                         16      22          29        45
                                          --      --          --        --

     Net income                         $233    $224        $477      $461
                                        ====    ====        ====      ====


Share Data:

Net income per common share            $2.88   $2.80       $5.85     $5.67
                                       =====   =====       =====     =====

Dividend per share to common
 stockholders                           $.55    $.51       $1.10     $1.02
                                        ====    ====       =====     =====

Average common shares outstanding       80.1    79.3        80.6      80.4
                                        ====    ====        ====      ====

                 See notes to the consolidated interim financial
                                  statements.

                             GENERAL RE CORPORATION

                           Consolidated Balance Sheets
                        (in millions, except share data)

                                                      (Unaudited)
                                                     June 30, 1997 Dec. 31, 1996
                                 ASSETS
Investments:
  Fixed maturities:
    Available-for-sale (cost: $15,845 in 1997;
    $16,473 in 1996)                                      $16,505     $17,168
    Trading (cost: $1,981 in 1997; $2,994 in 1996)          1,959       2,967
  Preferred equities, at fair value (cost: $1,082
   in 1997; $771 in 1996)                                   1,117         789
  Common equities, at fair value (cost: $2,005 in
   1997; $1,941 in 1996)                                    4,245       3,675
  Short-term investments, at amortized cost which
   approximates fair value                                  1,401       1,267
  Other invested assets                                       720         696
                                                         --------    --------
      Total investments                                    25,947      26,562

Cash                                                          369         365
Accrued investment income                                     366         405
Accounts receivable                                         2,853       2,832
Funds held by reinsured companies                             468         474
Reinsurance recoverable                                     2,953       2,935
Deferred acquisition costs                                    481         457
Trading account assets                                      3,623       4,085
Securities purchased under agreement to resell                243          -
Goodwill                                                    1,007       1,052
Other assets                                                1,057         994
                                                         --------    --------
        Total assets                                      $39,367     $40,161
                                                          =======     =======
                               LIABILITIES
Claims and claim expenses                                 $16,103     $15,977
Policy benefits for life/health contracts                     894         751
Unearned premiums                                           1,987       1,957
Other reinsurance balances                                  3,172       3,388
Notes payable and commercial paper                            288         430
Income taxes                                                  813         728
Securities sold under agreements to repurchase              1,347       1,985
Securities sold but not yet purchased                         753         869
Trading account liabilities                                 3,439       3,907
Other liabilities                                           1,767       1,675
Minority interest                                           1,070       1,166
                                                          -------     -------
        Total liabilities                                  31,633      32,833
                                                           ------      ------

Cumulative convertible preferred stock (shares
 issued: 1,705,926 in 1997 and 1,711,907 in 1996;
 no par value)                                                146         146
Loan to employee savings and stock ownership plan            (144)        144)
                                                           ------       ------
                                                                2           2
                                                         --------    --------
                       COMMON STOCKHOLDERS' EQUITY
Common stock (102,827,344 shares issued in 1997
 and 1996; par value $.50)                                     51          51
Paid-in capital                                             1,072       1,041
Unrealized appreciation of investments, net of
 deferred income taxes                                      1,949       1,625
Currency translation adjustments, net of
 deferred income taxes                                        (16)        (53)
Retained earnings                                           7,092       6,708
Less common stock in treasury, at cost (shares
 held: 23,214,679 in 1997and 21,262,113 in 1996)           (2,416)     (2,046)
                                                          -------     -------
     Total common stockholders' equity                      7,732       7,326
                                                          -------     -------
     Total liabilities, cumulative convertible
      preferred stock and common stockholders' equity     $39,367     $40,161
                                                          =======     =======


           See notes to the consolidated interim financial statements.
                                        4

                             GENERAL RE CORPORATION

             Consolidated Statements of Common Stockholders' Equity
                                  (in millions)

                                                            (Unaudited)
                                                         Six months ended
                                                             June 30,
                                                       1997           1996
                                                       ----           ----
Common stock:
    Beginning of period                               $51              $51
    Change for the period                               -                -
                                                      ---              ---
       End of period                                   51               51
                                                       --               --

Paid-in capital:
    Beginning of period                             1,041              635
    Stock issued under stock option and other
     incentive arrangements                            23               16
    Other                                               8                3
                                                 --------            -----
       End of period                                1,072              654
                                                    -----              ---

Unrealized appreciation of investments,
    net of deferred income taxes:
    Beginning of period                             1,625            1,468
    Change for the period                             508             (171)
    Deferred income taxes                            (184)              61
                                                   ------          -------
       End of period                                1,949            1,358
                                                    -----            -----

Currency translation adjustments,
    net of deferred income taxes:
    Beginning of period                               (53)             (11)
    Change for the period                              37              (34)
                                                       --              ---
       End of period                                  (16)             (45)
                                                      ---              ---

Retained earnings:
    Beginning of period                             6,708            5,986
    Net income                                        477              461
    Dividends on common stock                         (88)             (81)
    Dividends on preferred stock, net of
     income taxes                                      (5)              (5)
                                                  -------          -------
       End of period                                7,092            6,361
                                                    -----            -----

Common stock in treasury:
    Beginning of period                            (2,046)          (1,542)
    Cost of shares acquired during period            (377)            (547)
    Stock issued under stock option and other
     incentive arrangements                             7                7
                                                ---------        ---------
       End of period                               (2,416)          (2,082)
                                                   ------           ------

    Total common stockholders' equity              $7,732           $6,297
                                                   ======           ======











           See notes to the consolidated interim financial statements.
                                        5
                             GENERAL RE CORPORATION
                      Consolidated Statements of Cash Flows
                                  (in millions)
                                                                (Unaudited)
                                                              Six months ended
                                                                   June 30,
                                                             1997        1996
                                                             ----        ----
Cash flows from operating activities:
     Net income                                              $477        $461
     Adjustments to reconcile net income to net cash
      provided by operating activities:
         Change in claim and claim expense liabilities        126         449
         Change in policy benefits for life/health
          contracts                                           143         115
         Change in reinsurance recoverable                    (18)        (73)
         Change in unearned premiums                           30          80
         Amortization of acquisition costs                    726         744
         Acquisition costs deferred                          (750)       (749)
         Trading account activities
              Change in trading account securities          1,037      (1,154)
              Securities purchased under agreements
               to resell                                     (243)        (91)
              Securities sold under agreements to
               repurchase                                    (638)      1,344
              Change in other trading balances               (228)        (19)
         Other changes in assets and liabilities             (120)       (172)
         Realized gains on investments                         (4)        (80)
                                                             ----        ----
                  Net cash from operating activities          538         855
                                                              ---         ---

Cash flows from investing activities:
     Fixed maturities: available-for-sale
         Purchases                                         (3,067)     (4,066)
         Calls and maturities                                 246         461
         Sales                                              3,332       3,043
     Preferred and common equities
         Purchases                                           (682)       (584)
         Sales                                                263         378
     Net (purchases) sales of short-term investments          (55)        328
     Net purchases of other invested assets                   (33)        (14)
                                                              ---       -----
                  Net cash from (used in) investing
                   activities                                   4        (454)
                                                             ----        ----

Cash flows from financing activities:
     Commercial paper borrowing, net                         (140)        225
     Change in contract deposits                               34         130
     Cash dividends paid to common stockholders               (88)        (81)
     Acquisition of treasury stock                           (375)       (548)
     Other                                                     31          22
                                                            -----       -----
                  Net cash used in financing activities      (538)       (252)
                                                             ----        ----

Change in cash                                                  4         149

Cash, beginning of period                                     365         258
                                                              ---         ---

Cash, end of period                                          $369        $407
                                                             ====        ====






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

2. National Re - The comparable 1996 second quarter and year-to-date amounts do not include the assets, liabilities, operating results and cash flows for National Re Corporation, since it was acquired on October 3, 1996.

3. Income Taxes - General Re's effective income tax rate differs from current statutory rates principally due to tax-exempt interest income and dividends received deductions. General Re paid income taxes of $163 million and $136 million in the six months ended June 30, 1997 and 1996, respectively.

4. Reinsurance Ceded - General Re utilizes reinsurance to reduce its exposure to large losses. The income statement amounts for premiums written, premiums earned, claims and claim expenses incurred and life/health benefits are reported net of reinsurance. Direct, assumed, ceded and net amounts for the six months ended June 30, 1997 and 1996 were as follows (in millions):

              Property/Casualty     Life/Health     Claims and    Life/Health
              Written    Earned   Written   Earned Claim Expenses   Benefits
              --------  -------   -------   ------ --------------   --------
     1997
     ----
     Direct     $237      $255       -        -          $208          -
     Assumed   2,996     2,919      $649     $614       1,933         $442
     Ceded      (419)     (415)      (67)     (48)       (212)         (35)
              ------   -------     -----    -----     -------        -----
     Net      $2,814    $2,759      $582     $566      $1,929         $407
              ======    ======      ====     ====      ======         ====

     1996
     Direct     $225      $211       -        -          $152          -
     Assumed   3,006     2,949      $573     $562       2,153         $448
     Ceded      (442)     (442)      (63)     (63)       (393)         (84)
              ------   -------     -----    -----     -------        -----
     Net      $2,789    $2,718      $510     $499      $1,912         $364
              ======    ======      ====     ====      ======         ====










                                        7
                             GENERAL RE CORPORATION

         NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)


5. Per Common Share Data - Income per common share is based on net income less preferred dividends divided by the weighted average common shares outstanding during the period. The weighted average common shares outstanding were 80,114,284 and 80,603,471 for the three and six months ended June 30, 1997 and 79,254,137 and 80,355,796 for the same periods in 1996.

6. New Accounting Standards - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. The statement establishes a new standard for computing and presenting earnings per share data. The statement is effective for financial statements issued for both interim and annual periods ending after December 15, 1997. This statement supersedes APB Opinion No. 15, Earnings Per Share, and requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share exclude dilution and are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share include the effect of all potentially dilutive securities. All prior period earnings per share data presented must be restated.
     General Re's primary earnings per share for the three and six months ended June 30, 1997 are the same as basic earnings per share calculated under the new statement. Fully diluted earnings per share are not currently presented because the dilution effects are not material. If General Re had adopted the statement, diluted earnings per share would have been $2.81 and $5.72 per share for the three and six months ended June 30, 1997, and $2.74 and $5.56 per share for the same periods in 1996.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. This statement establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. The purpose of reporting comprehensive income is to report the change in equity of a business enterprise for the period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. These items include currency translation adjustments and unrealized appreciation of investments, which are currently reported as separate components of equity in the balance sheet. The statement is effective in 1999 and will change the presentation of information in the financial statements but will not have any effect on the financial position or results from operations of General Re.

     Also in June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information. This statement requires that companies report certain information about their operating segments in the interim and annual financial statements, including information about the products and services from which revenues are derived, the geographic areas of operation, and information about major customers. Operating segments are determined by the way management decides how to allocate resources and how it assesses performance. Descriptive information about the method used to identify the reportable operating segments must also be disclosed. The statement also requires a reconciliation of revenues, net income, and assets and other amounts disclosed for the segments to the corresponding amounts in the consolidated financial statements. The statement is effective for year end 1998. The financial position and operating results of General Re will not be affected by this statement.


                                        8
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CONSOLIDATED

Income from operations, excluding after-tax realized gains and losses, was $2.96 per share in the second quarter of 1997, an increase of 11.7 percent from the $2.65 per share earned in the comparable period in 1996. Net income for the second quarter of 1997 was $2.88 per share, compared with $2.80 per share in 1996. Net income for the second quarter of 1997 included after-tax realized losses of $.08 per share, compared with after-tax realized gains of $.15 per share in the second quarter of 1996. These improved results in the second quarter of 1997 were primarily due to growth in North American property/casualty investment income and increased earnings in the financial services operations.

For the first six months of 1997, income from operations, excluding after-tax realized gains and losses, was $5.86 per share compared with $5.23 per share in 1996, an increase of 12.0 percent. Net income for the first six months of 1997 was $5.85 per share, compared with $5.67 per share for the same period in 1996. Included in net income were after-tax realized losses of $.01 per share in the first six months of 1997, compared with after-tax realized gains of $.44 per share in the same period of 1996. Growth in North American investment income, increased profitability in the global life/health operations, and higher trading revenues in the financial services operations were the primary contributors to the increased earnings for the first six months of 1997.

Consolidated net premiums written for the second quarter of 1997 were $1,835 million, a decrease of 0.2 percent from $1,838 million in 1996. Consolidated net premiums written for the first six months of 1997 increased 2.9 percent from $3,299 million in 1996 to $3,396 million in 1997. Excluding the effect of foreign exchange, consolidated net premiums written increased 5.4 percent and
7.2 percent in the second quarter and first six months of 1997, respectively.

Consolidated pretax investment income was $316 million in the second quarter of 1997, compared with $288 million in the same period of 1996. For the first six months, consolidated pretax investment income was $634 million and $573 million in 1997 and 1996, respectively. The 10.7 percent increase in consolidated pretax investment income in the first six months of 1997 was due to higher invested assets in existing operations and investment income from National Re, partially offset by a decline in global interest rates and the strengthening of the U.S. dollar, principally against the German mark.

The consolidated effective tax rate was 22.7 percent for the second quarter of 1997, compared with 23.1 percent in the second quarter of 1996. For the first six months the effective tax rate was 23.4 percent and 24.1 percent in 1997 and 1996, respectively. The decrease in the consolidated effective tax rate was principally the result of a decrease in realized investment gains earned by international subsidiaries in higher tax rate jurisdictions.

Excluding the financial services operations, consolidated net cash flow from operations was $581 million in the first six months of 1997, compared to $746 million in the same period in 1996. The decline of $165 million in the first six months of 1997 was principally due to higher paid losses and a loss commutation in the North American operations and the effect of the strengthening U.S. dollar which lowered reported international cash flow.





                                        9
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


At June 30, 1997 insurance invested assets were $23,660 million, an increase of $492 million compared to $23,168 million at December 31, 1996. The increase in insurance invested assets was primarily the result of operating cash flow and unrealized appreciation in the equity portfolio, reduced by common stock repurchases and dividend payments. The financial services operations had $2,287 million of invested assets at June 30, 1997, a decrease of $1,107 million compared to December 31, 1996. The decrease in financial services invested assets in the first six months of 1997 results from changes in the hedging needs and activities of General Re Financial Products Corporation ("GRFP"). At June 30, 1997 consolidated invested assets were $25,947 million, a decrease of $615 million compared to $26,562 million at December 31, 1996.

The consolidated gross liability for claims and claim expenses for the property/casualty operations was $16,103 million at June 30, 1997, an increase of $126 million over the year-end 1996 liability. The asset for reinsurance recoverable on unpaid claims was $2,573 million at June 30, 1997, compared to $2,572 million at December 31, 1996. At June 30, 1997, the gross liability for claims and claim expenses and the related asset for reinsurance recoverables include $2,018 million and $608 million, respectively, for environmental and latent injury claims. These amounts include provisions for both reported and incurred but not reported claims.

Common  stockholders' equity at June 30, 1997 was $7,732 million, an increase of
5.5 percent from the $7,326 million at December 31, 1996. The increase in common stockholders' equity during the first six months of 1997 was principally the result of net income of $477 million, an increase in after-tax unrealized investment gains of $324 million, a decrease in unrealized foreign currency translation losses of $37 million and the reissuance of common stock of $30 million under employee compensation and benefit plans, partially offset by common share repurchases of $377 million and common and preferred stock dividends of $93 million. On a per share basis, common stockholders' equity was $97.12 at June 30, 1997, an increase of 8.1 percent from $89.82 at December 31, 1996.

General Re repurchased 2,252,600 shares of common stock during the first six months of 1997 for aggregate consideration of $377 million. On April 9, 1997, General Re's Board of Directors approved a new repurchase program for $500 million. In addition to specific repurchase programs, General Re has standing authority to repurchase shares in anticipation of share issuances under various compensation plans. Since the inception of the repurchase program in 1987, General Re has repurchased 29,386,100 common shares for total consideration of $2.7 billion.

At June 30, 1997, General Re had $275 million of senior debt outstanding, of which $150 million was issued by the holding company, General Re Corporation and is rated AAA by Standard & Poor's and Aa1 by Moody's, and $125 million was issued by National Re and is rated AA by Standard and Poor's and Aa2 by Moody's. General Re periodically issues commercial paper to provide additional financial flexibility for its operations. Commercial paper offered by General Re has been rated A1+ by Standard & Poor's and Prime 1 by Moody's. At June 30, 1997, no commercial paper was outstanding. In July 1997, General Re increased its available lines of credit to $1.8 billion. These credit lines enhance General Re's financial flexibility and support the commercial paper program. The credit lines consist of a five-year credit facility of $1.0 billion and a 364-day facility for the remaining $0.8 billion. The credit agreements with the banks require General Re to maintain a minimum consolidated tangible net worth, as defined, of $2.7 billion. All available lines of credit were unused at June 30, 1997.



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


                       NORTH AMERICAN PROPERTY / CASUALTY
                                 (in millions)
                                                Second Quarter    Year-to-date
                                                --------------    ------------
                                                1997     1996     1997    1996
                                                ----     ----     ----    ----

Income before income taxes and realized gains    $211    $178     $416    $359
Net premiums written                              728     690    1,523   1,378
Net underwriting income                             6       6       12      14
Combined ratio                                   99.3%   99.2%    99.3%  99.1%
Investment income                                $200    $172     $399    $340
Other income                                        5       1        5       5
Operating cash flow                               136      75      253     350

Pretax income for the North American property/casualty operations, excluding realized gains/losses, increased 18.8 percent in the second quarter of 1997, as compared to the same quarter of 1996, and increased 16.1 percent for the first six months of 1997. The 1997 results include the income from National Re. The growth in pretax income was due to increased investment income primarily resulting from a $1.4 billion increase in the fixed income portfolio, principally due to inclusion of National Re's invested assets. The underwriting results were substantially unchanged for the quarter and were not significantly affected by catastrophes in either 1997 or 1996.

Net premiums written for the North American property/casualty operations were $728 million in the second quarter of 1997 and $1,523 million in the first six months of 1997, representing an increase of 5.5 percent and 10.4 percent from the comparable 1996 amounts. Excluding premiums from National Re, net premiums written decreased by 1.3 percent for the quarter and increased by 0.9 percent for the first six months of 1997. Portfolio business includes reinsurance treaties and programs. Programs are similar to treaties in that they reinsure a group of policies, but exhibit the higher risk volatility characteristics more often associated with facultative reinsurance, and accordingly are structured on a per policy rather than per occurrence basis. General Re continues to experience favorable portfolio premium growth from regional and specialty companies. For the first six months of 1997, portfolio business with regional and specialty companies increased approximately 30 percent. The National Re acquisition was responsible for approximately two thirds of the increase. This growth was offset by a continued decline in portfolio business from large national companies. In 1995, business with large national companies represented approximately 35 percent of General Re's portfolio business. In the first half of 1997, this business comprised 23 percent of the portfolio business.

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



                                       11
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


General Re's treaty contracts usually include short-term cancellation provisions. Its largest treaty has annualized premiums written of approximately $250 million and contributed approximately one half of one percent of General Re's 1996 net income. General Re expects that this contract will be terminated prior to year end.

For the General Star companies, which primarily write excess, surplus and specialty insurance, net premiums written declined by 13.5 percent for the quarter and 4.6 percent year-to-date. This decline was primarily due to lower net premiums written in the commercial liability and general liability lines of business. General Star is experiencing increased competition from standard companies for business that was previously written in the excess and surplus lines market. For the Genesis operations, which provide direct excess insurance and reinsurance to companies with self-insurance programs, net premiums written increased by 1.3 percent for the quarter and 1.6 percent year-to-date. The slow growth in Genesis premiums results principally from lower growth in professional liability net premiums.

Pretax investment income for the North American property/casualty operations increased 16.7 percent compared to the second quarter of 1996 and 17.4 percent year-to-date. On an after-tax basis, net investment income of $169 million for the second quarter increased 14.7 percent from $147 million in the second quarter of 1996. Investment income for the North American property/casualty operations grew due to the inclusion of National Re's fixed income portfolio and approximately $833 million of positive operating cash flow in the prior twelve months, offset by share repurchases and common dividends. Excluding the effect of the National Re transaction, after-tax investment income increased 11.3 percent in the quarter.

North American investment income of $200 million in the second quarter of 1997 increased slightly from $199 million in the first quarter of 1997. The overall annualized pretax yield on the North American property/casualty invested asset portfolio was 5.2 percent in the first six months of 1997, compared with 5.4 percent in the same period in 1996. The annualized pretax and after-tax yield in the first six months of 1997 on the segment's fixed maturity portfolio was 6.5 percent and 5.5 percent, respectively, compared with 6.6 percent and 5.6 percent in the same period in 1996.

Operating cash flow for the North American property/casualty operations was $253 million in the first six months of 1997, compared to $350 million in the same period. This decrease is partially due to two commutations in the first quarter which accounted for $51 million of the paid losses in the period. In addition, the first quarter experienced an increased number of large claim payments which were not concentrated in any particular line of business or accident year. The commutation activity and increased loss payments did not continue in the second quarter. Due to the nature of General Re's reinsurance operations, paid claims may be volatile from quarter to quarter.

North American property/casualty invested assets were $15,293 million at June 30, 1997, an increase of 2.8 percent from December 31, 1996. The increase in invested assets was primarily the result of positive operating cash flow, unrealized appreciation in the equity portfolio, reduced by repurchases of General Re's common stock and common stock dividends. During the first six months of 1997, calls and maturities on grandfathered tax-exempt bonds were approximately $32 million and preferred equity calls were $90 million. The bonds had an average yield of approximately 7.9 percent and the proceeds from the calls were reinvested at an average yield of approximately 5.6 percent. The preferred equities had an average yield of approximately 7.9 percent and the



                                       12
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


proceeds from the calls were reinvested at an average yield of approximately 7.6 percent. Based on its current investment portfolio and the current yield curve, General Re presently anticipates additional calls and maturities through the end of 1997 of approximately $55 million of grandfathered tax-exempt bonds and $110 million of preferred equities, both with an average yield of approximately 7.7 percent. Reinvestment of these funds may adversely affect average portfolio yields and investment income.

The gross liability for claims and claim expenses for the North American property/casualty operations was $10,833 million at June 30, 1997, an increase of $66 million, or 0.6 percent compared to the year-end 1996 liability. The asset for reinsurance recoverable on unpaid claims was $2,027 million at June 30, 1997, compared to $2,025 million at December 31, 1996.


INTERNATIONAL PROPERTY / CASUALTY
(in millions)
                                               Second Quarter   Year-to-date
                                               --------------   ------------
                                               1997    1996     1997    1996
                                               ----    ----     ----    ----

Income before income taxes and realized gains   $78     $76      $149    $159
Net premiums written                            823     889     1,291   1,411
Net underwriting income (loss)                  (12)    (18)      (32)    (29)
Combined ratio                                  102.0%  102.6%    102.7%  102.2%
Investment income                               $91     $97      $184    $196
Other income (loss)                              (1)     (3)       (3)     (8)
Operating cash flow                             100     181       328     396

Income before income taxes and realized gains of the international property/casualty operations increased 2.2 percent for the second quarter of 1997, compared with the second quarter of 1996 but declined 6.4 percent compared with the first six months of 1996. For the first six months of 1997, income for the international property/casualty operations declined due to lower underwriting and investment income. The comparisons for second quarter and year-to-date 1997 were adversely affected by the strengthening of the U.S. dollar (11.3 percent and 9.1 percent, respectively) relative to the German mark.

The combined ratio in the international property/casualty operations was 102.0 percent in the second quarter, which compares favorably to the 102.6 percent for the second quarter of 1996 and 102.1 percent reported for the year 1996. For the first six months of 1997 and 1996, the combined ratio was 102.7 percent and
102.2 percent, respectively.

International net premiums written were $823 million in the second quarter of 1997 and $1,291 million for the first six months of 1997, compared with $889 million and $1,411 million respectively in 1996. Excluding the effect of foreign exchange, international property/casualty premiums written increased 1.9 percent and decreased 0.7 percent in the second quarter and first six months of 1997, respectively. The relatively flat premium growth in international premiums was due to increased competition.




                                       13
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Pretax investment income for the international property/casualty operations was $91 million for the second quarter of 1997, compared with $97 million in the same period of 1996. The decline in investment income was due to a decline in global interest rates over the past two years and the effect of foreign exchange. Excluding the effect of foreign exchange, after-tax investment income was flat compared with 1996. The overall annualized pretax yield on the invested asset portfolio was 5.6 percent in the first six months of 1997 compared with
6.0 percent in the same period in 1996.

The international property/casualty and global life/health operations had cash flow from operating activities of $328 million for the first six months of 1997, compared with $396 million in 1996. The decline in operating cash flow was principally due to the impact of foreign exchange and lower underwriting cash flow.

International property/casualty and life/health invested assets were $8,367 million at June 30, 1997 compared with $8,290 million at December 31, 1996. The increase in invested assets was due to investment of operating cash flows offset by the stronger U.S. dollar, which appreciated 10.1 percent against the German mark in the first six months of 1997.

The gross liability for claims and claim expenses was $5,270 million at June 30, 1997 compared with $5,210 million at December 31, 1996. The asset for reinsurance recoverable on unpaid claims was $546 million at June 30, 1997 and December 31, 1996. Growth in these amounts was reduced by the effect of foreign exchange.


GLOBAL LIFE / HEALTH
(in millions)
                                                Second Quarter     Year-to-date
                                                --------------     ------------
                                                  1997    1996     1997    1996
                                                  ----    ----     ----    ----
Income before income taxes and realized gains      $15     $16      $43     $28
Net premiums written
     Life reinsurance                              207     193      414     381
     Health reinsurance                             77      66      168     129
                                                  ----      --      ---   -----
Total life/health net premiums written             284     259      582     510
Net underwriting income (loss)                      (1)      4        9       6
Investment income                                   18      13       36      27
Other income (loss)                                (2)      (2)     (1)      (5)

This segment includes the global life/health operations of Cologne Re. Income before income taxes and realized gains for the first six months of 1997 increased 55.9 percent compared with the first six months of 1996 due to increases in both underwriting and investment income. Income before income taxes and realized gains for the second quarter of $15 million decreased slightly from the $16 million in the comparable quarter of 1996.

Life reinsurance premiums written were $207 million for the second quarter of 1997, compared with $193 million in the second quarter of 1996. For the first six months, life reinsurance premiums written were $414 million and $381 million in 1997 and 1996, respectively. Life reinsurance grew in several markets, including the




                                       14
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


United States, Australia and certain European countries. Excluding the effect of changes in currency exchange rates, global life reinsurance premiums increased approximately 17.3 percent and 16.7 percent in the second quarter of 1997 and the first six months of 1997, respectively. The increase in health reinsurance premiums in both the second quarter and first half of 1997 was primarily due to a new block of individual health business written in the United States.

Investment income for the global life/health operations was $18 million and $36 million in the second quarter and first six months of 1997, respectively, compared to $13 million and $27 million in 1996. The increase in investment income was due to the significant growth in premium volume.

The liability for policy benefits for life/health contracts was $894 million at June 30, 1997, compared with $751 million at December 31, 1996. The asset for reinsurance recoverable on unpaid losses was $297 million at June 30, 1997, compared to $228 million at December 31, 1996. Cologne Re manages its invested assets and total assets on an aggregate basis for the life/health and property/casualty business and does not presently disaggregate these accounts by segment. The invested assets and total assets disclosures in the international property/casualty segment includes the assets of the global life/health segment.


FINANCIAL SERVICES
(in millions)
                                                Second Quarter     Year-to-date
                                                --------------     ------------
                                                  1997    1996      1997   1996
                                                  ----    ----      ----   ----

Income before income taxes and realized gains      $33     $24       $63    $50
Total revenues (excluding realized gains)           82      62       164    127
Investment income                                    7       6        15     10

Financial services operations include General Re's derivative products, investment management, insurance brokerage and management, reinsurance brokerage, and real estate management operations. In the second quarter and first six months of 1997, financial services revenues of $82 million and $164 million, respectively, increased 32.7 percent and 31.3 percent from the $62 million and $125 million in the second quarter and first six months of 1996. The growth in 1997 revenues was principally attributable to GRFP. The financial services segment's investment income was $7 million and $6 million in the second quarter of 1997 and 1996 and $15 million and $10 million for the first six months of 1997 and 1996, respectively.

Invested assets held for trading purposes decreased $1,107 million to $2,287 million at June 30, 1997. The decrease primarily relates to the hedging activities of GRFP. At June 30, 1997, total assets of the financial services operations were $6,868 million, compared with $8,038 million at December 31, 1996. The amount and nature of the financial services segment's assets and liabilities are significantly affected by the risk management strategies utilized by GRFP to reduce its market, currency, and interest rate risks. GRFP's market exposures arising from derivative products are managed through the purchase and sale of government securities, futures and forward contracts or offsetting derivatives transactions. The purchase of government securities, usually financed through collateralized repurchase agreements (securities sold under agreements to repurchase), and the sale of government securities, whose proceeds are invested in reverse

                                       15
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


repurchase agreements (securities purchased under agreements to resell), are used to offset GRFP's market exposures. While the use of these instruments for risk management activities may cause significant short-term fluctions in GRFP's assets and liabilities, they do not have a material effect on General Re's results from operations or common stockholders' equity.

SAFE HARBOR DISCLOSURE

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"), General Re sets forth below cautionary statements identifying important factors that could cause its actual results to differ materially from those which might be projected, forecasted, or estimated in its forward-looking statements, as defined in the Act, made by or on behalf of General Re in press releases, written statements or documents filed with the Securities and Exchange Commission, or in its communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls. Such statements may include, but are not limited to, projections of premium revenue, investment income, other revenue, losses, expenses, earnings (including earnings per share), cash flows, plans for future operations, common stockholders' equity, financing needs, capital plans, dividends, plans relating to products or services of General Re, and estimates concerning the effects of litigation or other disputes, as well as assumptions for any of the foregoing and are generally expressed with words such as "believes," "estimates," "expects," "anticipates," "plans," "projects," "forecasts," "goals," "could have," "may have" and similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause General Re's results to differ materially from such forward-looking statements and include, but are not limited to, the following:

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

4) The ability of General Re to retain a significant portion of National Re's book of business;

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


                                       17

                                OTHER INFORMATION


Item 1. Legal Proceedings

On July 1, 1996, U.S. Aviation Underwriters, Inc. ("USAU"), a subsidiary of General Re, and the former Chief Executive Officer of USAU, were found guilty of mail fraud in connection with the allocation of legal liability between two policyholders arising from the settlement of claims for a December 7, 1987 airline crash. USAU's sentence included a $20.5 million fine, payable in installments over the five year probation period and restitution in accordance with previously paid civil settlements. These amounts were accrued in prior periods. USAU is appealing both its conviction and sentence.
Payment of the fine by USAU is stayed pending the determination of the appeal.

Item 6. Exhibits and Reports on Form 8-K

(a)    Reports on Form 8-K  -  none

(b)    Exhibit 10.7 -   Employment Agreement

(c)    Exhibit 11    -  Statement Re: Computation of Per Share Earnings




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      GENERAL RE CORPORATION
                                      (Registrant)

Date:August 14, 1997 JOSEPH P. BRANDON
                                      Joseph P. Brandon
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)



Date:August 14, 1997 ELIZABETH A. MONRAD
                                      Elizabeth A. Monrad
                                      Vice President and Treasurer
                                      (Principal Accounting Officer)





                                       18
                                  Exhibit 10.7



                                                              June 30, 1997



Ronald E. Ferguson
Chairman and Chief Executive Officer
General Re Corporation
695 E. Main Street
Stamford, CT  06901


Dear Ron:

As we discussed, in light of your outstanding contributions and our mutual desire to have you continue working for General Re, we have decided to memorialize the terms of your employment as follows:

1. You will continue to serve on a full-time* basis as Chairman and Chief Executive Officer of General Re Corporation (the Company) until June 30, 2002 (the Employment Period). During the Employment Period, you will report to the Board of Directors. (*This, however, does not preclude service on other Boards - subject to the approval of the General Re Corporation Compensation and Personnel Committee.)

2. Your annual salary will not be less than the current level and may be adjusted upward.

3. You will be eligible to participate in the Company's Annual Incentive Plan (AIP) and long term incentive plan as amended from time to time by the Company or any new compensation plan which becomes available to the Company's most senior executives.

4. You will continue to receive other benefits including medical, life and disability insurance and programs that the Company generally offers to its most senior executives.

5. Unless terminated in accordance with the following, the Company will continue to employ you as its Chairman and Chief Executive Officer and you will continue in that capacity.

       (a) Death or Disability. Your employment shall terminate automatically upon your death during the Employment Period and you will receive service credit for the remaining term of this Agreement in the calculation of your surviving spouse pension benefit. If the Compensation and Personnel Committee determines in good faith that a Disability (as defined below) has

                                                          19
              occurred during the Employment Period, it may give you written notice of its intention to terminate your employment. In such event, your employment with the Company shall terminate effective on the 30th day after your receipt of such notice (the Disability Effective Date), provided that, within 30 days after such receipt, that you shall not have returned to full-time performance of your duties. For purposes of this Agreement, Disability shall mean your absence from your duties with the Company on a full-time basis for 120 consecutive business days as a result of incapacity due to mental or physical illness which is determined to be total and permanent by a physician selected by the Company or its insurers and acceptable to you (such agreement as to acceptability shall not to be unreasonably withheld).

       (b) Cause. The Company may terminate your employment during the Employment Period for Cause. For purposes of this Agreement, Cause shall mean (i) your repeated material breaches of the your obligations under this agreement (other than as a result of incapacity due to physical or mental illness) which breaches (A) are demonstrably willful and deliberate, and (B) are committed in bad faith or without reasonable belief that such breaches are in the best interests of the Company and (C) are not remedied in a reasonable period of time after your receipt of written notice from the Company specifying such breaches or (ii) your conviction of a felony involving moral turpitude.

       (c) Without cause. In case of any termination of your employment without cause, your base salary at the rate then in effect shall be continued for a Severance Period equal to the greater of three years from the date of termination or the remainder of the Employment Period. Bonuses will be paid pro rata through the termination date. During the Severance Period, bonuses will be paid at the average of the prior three years' payouts and normal medical and life insurance (including Split Dollar Life Insurance) benefits will be provided during the Severance Period. During the Severance Period you will continue to accrue credited service under and participate in all pension and benefit plans as though a regular employee. During the Severance Period, nonqualified stock options, Restricted Stock, Performance Bonus Plan, and Share Partnership Plan will continue to vest and be exercisable. At the conclusion of the Severance Period all remaining unvested benefits will vest. Your receipt of the above is contingent on all of the following:
              i. Continued compliance with the restrictive covenants set forth in paragraphs 6 and 7 below.
              ii.   Delivery of a general release in favor of the Company.
              iii. Continued cooperation at the Company's request in managing claims, arbitration, litigation and government proceedings by or against the Company.
              iv.  Refraining from disparaging the Company and its subsidiaries.

                                                                   20
              For purposes of paragraph 5(c) a termination without cause shall include (i) an involuntary assignment of duties materially inferior from your position under this agreement, (ii) a downward adjustment of your salary below the amount specified in Paragraph 2 of the agreement or, (iii) an involuntary relocation of your regular assigned workplace by more than an additional 50 miles from your current residence. If any of the above events occur and are not cured within 30 days of receiving written notice from you, a termination without cause shall be deemed to have occurred.

              (d) Change in Control. In the event that there is a change in control of the Company (as defined in the Severance Agreement executed on May 15, 1996 between you and the Company) during the term of this Agreement and within two years after the change in control your employment is terminated (other than by death, disability, for cause or voluntary) it shall be treated as a termination "without cause" as provided in Paragraph 5(c) of this Agreement, except (i) you shall be entitled to the severance payments provided for under the Severance Agreement, in lieu of the severance payments provided in Paragraph 5 (c) of this Agreement. (ii) you shall immediately upon termination be entitled to the unreduced pension benefits provided for in paragraph 9 of this Agreement, and (iii) all other provisions of the Severance Agreement including but not limited to Paragraph 4 of the Severance Agreement shall be applicable.

6. You agree that for a period of one (1) year following any voluntary termination of your employment or for the Severance Period (as defined herein) following an involuntary termination of your employment under this Agreement other than for cause, you will not, directly or indirectly: (i) employ, hire or cause to be employed or hired any person who is employed by the Company or any of its subsidiaries on the termination date of such your employment; or (ii) cause, invite, solicit, entice or induce any such person to terminate his employment with the Company or any of its subsidiaries or (iii) without written approval of the Company enter into any employment or consultation arrangement either as a sole proprietor or in association with any person or entity where such arrangement or entity is materially competitive with the Company or its subsidiaries. If you enter into such employment or activities without permission of the Company you will not be entitled to compensation under this Agreement to the extent such benefits have not been paid as of the commencement of the competitive arrangement.
7. You agree that during the Employment Period, and thereafter, you shall not disclose directly or indirectly to any person, corporation, firm, partnership or other entity ( a Person) or any officer, director, stockholder, partner, associate, employee, agent or representative of any Person, any confidential information or trade secrets of the Company or of any subsidiary, except in the performance of your duties hereunder, by court order, or with the prior written consent of the Company. Further, on the termination of your employment for any reason, you agree not to remove or retain any business related letters, papers, documents,

                                                            21
       instruments or copies thereof or any other confidential information of any type or description without the express consent of the Board.

8. Protection of Unfunded Plans. At all times during the Employment Period, the Company shall have established and made contributions to a grantor trust or trusts, the assets of which are (i) sufficient to provide, on an actuarial basis as determined by the Company at least once a year, all benefits accrued and compensation deferred by you pursuant to the Unfunded Plans (as hereinafter defined), together with all interest and other credited earnings thereon, (ii) subject to the claims of the Company's creditors in the event of bankruptcy or insolvency. The foregoing is not intended to cause any of the Unfunded Plans to cease to be an unfunded plan for purposes of the Employee Retirement Income Security Act of 1974 (ERISA), as amended or the Internal Revenue Code of 1986, as amended (IRC). You shall have no beneficial interest in the assets of any such grantor trust, and your rights to benefits pursuant to the Unfunded Plans shall at all times be those of a general creditor of the Company. As used in this paragraph 8, the term Unfunded Plans means the Cash Bonus Plans, the Supplemental Executive Retirement Plan (SERP) including the excess benefit savings plan, the Share Partnership Plan (SPP), and any successor or replacement plans thereto.
9. At the conclusion of the Employment Period or the Severance Period if that comes later, you will be treated as a normal retiree with an actuarially undiminished pension.

10. Notwithstanding the foregoing, you shall be entitled to elect that the SERP shall be paid in accordance with any optional form of benefit available under the Company's qualified retirement plan or as provided in Addendum #1 to this Agreement. You hereby specifically acknowledge paragraph 2.3 of Article II of the Supplemental Benefits Equalization Plan as last amended November, 1995 and the fact that the Company has the right to seek injunctive relief if that paragraph is violated in a material way after you have elected and received a lump sum pay out under the SERP.

11. If any portion of this Agreement is so broad in scope of duration as to be unenforceable, such portion shall be interpreted to be only so broad as is enforceable.

12. This is the complete agreement between you and the Company with respect to the subjects covered, except that the Severance Agreement between you and the Company dated May 15, 1996, will remain in effect as will the various stock option, share units, restricted stock and indemnity agreements, without duplication of benefits. Any inconsistency between such Severance Agreement or other agreements and this Agreement shall be resolved in the manner most favorable to you. This Agreement may only be amended in signed written form having been approved by the Compensation and Personnel Committee of the Company's Board of Directors.


                                                            22
13. In case of any dispute between the Company and you relating to this Agreement or the employment relationship such dispute shall be settled by arbitration in Stamford, Connecticut in accordance with the Commercial Arbitration Rules of the American Arbitration Association. Judgment upon any award rendered may be entered in any court having jurisdiction.

Agreed:
                                            /s/                     6/30/97
                      Ronald E. Ferguson
                      Chairman & Chief Executive Officer
                      General Re Corporation

For the Company                     /s/                             6/30/97
                      Theron S. Hoffman
                      Vice President, General Re Corporation

                                    /s/                             7/7/97
                      Andrew W. Mathieson
                      Chairman, Compensation & Personnel Committee
                      Board of Directors
                      General Re Corporation


                                   Addendum #1
You may elect (the Executive's Lump Sum Election) to receive payment of the actuarial equivalent of your Normal Supplement or Early Retirement Supplement (as provided for in the Agreement), as the case may be (the Executive's Benefit) and the benefit payable to your wife after your death pursuant to paragraph 5 of the Agreement (the Survivor's Benefit) in a lump sum in cash or in up to five equal annual cash installments on or commencing on the date of your retirement or the first day of any month thereafter, not later than the second anniversary of the date of your retirement. If you die after retirement with an Executive's Lump Sum Election in effect but prior to the payment of the full amount of the lump sum or annual installments due thereunder, payment of the unpaid amount thereof shall be made to your surviving spouse, designated beneficiary or estate in accordance with your election. Payment made in accordance with this addendum to you, your surviving spouse, designated beneficiary or estate shall constitute full and complete satisfaction of the Company's obligation in respect of the Executive's Benefit and the Survivor's Benefit.

If you do not make the Executive's Lump Sum Election, your surviving spouse may elect (the Survivor's Lump Sum Election) to receive the actuarial equivalent of the Survivor's Benefit, if any, in a lump sum in cash or in up to five equal annual cash installments. A lump sum or installments so elected by your surviving spouse shall be paid on or commencing on the first day of the month next following the month of your death, or the first day of any month thereafter not later than the first day of the month coincident with or next following the second anniversary of your death.

                                                            23
The Executive's Lump Sum Election and the Survivor's Lump Sum Election shall be made, and may be rescinded, in the same manner and at the same times as are prescribed for the analogous elections under the Company's Executive Qualified Pension Plan (QPP) or any successor or replacement plan (the QPP) or, at any time when there is no QPP in effect, in accordance with procedures specified by the Compensation and Personnel Committee of the Board of Directors of the Company (the Committee). The amount of any lump sum or installment payments of the Employee's Benefit or Survivor's Benefit shall be computed in the same manner as is prescribed for the analogous computations under the Qualified Pension Plan or, (subject to paragraph 9 of the Agreement) at any time when there is not QPP in effect or there are no analogous computations provided under the QPP, as specified by the Committee.

The Committee may, in its sole discretion, defer the payment of any lump sum or annual installment of the Executive's Benefit to you (putting such deferred funds in an appropriate Rabbi Grantor Trust), if you are, at the time such amount would otherwise be paid, a covered employee as defined in Section 162(m) of the IRC as amended, and if such payment would be subject to such Sections limitation on deductibility; provided, however, that such payment shall not be deferred to a date later than the earliest date in the year in which such payment would not be subject to such limitation; and further provided that the Company shall, at the time of payment of any amount so deferred to you, or your surviving spouse or estate, pay interest thereon from the original due date thereof at a rate equal to the "prime rate" as reported in the Wall Street Journal on the first business day of each calendar quarter, compounded quarterly.

Agreed:
                                    /s/                             6/30/97
                      Ronald E. Ferguson
                      Chairman & Chief Executive Officer
                      General Re Corporation

For the Company                     /s/                             6/30/97
                      Theron S. Hoffman
                      Vice President, General Re Corporation

                                    /s/                             7/7/97
                      Andrew W. Mathieson
                      Chairman, Compensation & Personnel Committee
                      Board of Directors
                      General Re Corporation









                                       24
                                    Exhibit 11


                        Computation of Per Share Earnings


                                    Three Months Ended        Six Months Ended
                                          June 30,                 June 30,
Earnings Per Share of Common Stock
(in millions, except share data)        1997        1996        1997        1996
--------------------------------        ----        ----        ----        ----

Net income (applicable to common
  stock)(1)                             $231        $222        $472        $456

Average number of common shares
 outstanding                      80,114,284  79,254,137  80,603,471  80,355,796
                                  ==========  ==========  ==========  ==========

Net income per share (2)               $2.88       $2.80       $5.85       $5.67
                                       =====       =====       =====       =====


(1) After deduction of preferred stock dividends of $2 million and $5 million for the three and six months ended June 30, 1997 and 1996.

(2) Fully diluted earnings per share are not reported because the effect of potentially dilutive securities are not material.