Form 10-Q
period 1997-09-30
GENERAL RE CORP
filed 1997-11-14
CIK 317745

[OBJECT OMITTED]

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 1997
                                 -----------------------------------

Commission file number                           1-8026

[OBJECT OMITTED]
                             GENERAL RE CORPORATION

             (Exact name of registrant as specified in its charter)

           DELAWARE                                            06-1026471
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

Financial Centre, P.O. Box 10350
Stamford, Connecticut                                           06904-2350
Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, with area code                 (203) 328-5000
                                                              ---------------

                                      None
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                 Yes    |X|               No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                 Class                       Outstanding at September 30, 1997

     Common Stock, $.50 par value                       78,432,068 Shares
---------------------------------------       --------------------------------


[OBJECT OMITTED]

                             GENERAL RE CORPORATION

                                   10-Q INDEX



PART I.  FINANCIAL INFORMATION


                                                                    PAGE
Item 1.    Financial Statements

           Consolidated Statements of Income
           Three and nine months ended September 30, 1997 and 1996     3

           Consolidated Balance Sheets
           September 30, 1997 and December 31, 1996                    4

           Consolidated Statements of Common Stockholders' Equity
           Nine months ended September 30, 1997 and 1996               5

           Consolidated Statements of Cash Flows
           Nine months ended September 30, 1997 and 1996               6

           Notes to Consolidated Interim Financial Statements          7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations              10


PART II.  OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

           Reports on Form 8-K (none)                                 19

           Exhibit 11    -  Statement Re: Computation of Per
                               Share Earnings                         21

           Exhibit 27    -  Financial Data Schedule                   22








                                        2

                             GENERAL RE CORPORATION
                        Consolidated Statements of Income
                      (in millions, except per share data)

                                                     (Unaudited)
                                     Three Months Ended       Nine Months Ended
                                         September 30,          September 30,
                                        1997      1996          1997     1996
Premiums and other revenues

Net premiums written
     Property/casualty                 $1,294    $1,390        $4,107   $4,179
     Life/health                          327       275           910      785
                                      -------   -------       -------   ------
Total net premiums written             $1,621    $1,665        $5,017   $4,964
                                       ======    ======        ======   ======

Net premiums earned
     Property/casualty                 $1,338    $1,378        $4,097   $4,096
     Life/health                          327       276           892      775
                                       ------    ------        ------   ------
Total net premiums earned               1,665     1,654         4,989    4,871

Investment income                         321       302           955      875
Other revenues                             88        80           271      226
Net realized gains (losses)
 on investments                             2       (14)            7       66
                                      -------    ------       -------   ------

     Total revenues                     2,076     2,022         6,222    6,038
                                        -----     -----         -----    -----

Expenses

Claims and claim expenses                 929     1,002         2,858    2,915
Life/health benefits                      254       212           661      575
Acquisition costs                         355       345         1,081    1,089
Other operating costs and expenses        200       181           609      501
Goodwill amortization                       8         4            22       13
                                      -------  --------       -------   ------

     Total expenses                     1,746     1,744         5,231    5,093
                                        -----     -----         -----    -----

     Income before income taxes and
       minority interest                  330       278           991      945

Income tax expense                         75        75           230      236
                                           --        --           ---      ---

     Income before minority interest      255       203           761      709

Minority interest                          11        19            40       64
                                           --        --            --       --

     Net income                          $244      $184          $721     $645
                                         ====      ====          ====     ====


Share Data:

Net income per common share             $3.06     $2.31         $8.97    $8.00
                                        =====     =====         =====    =====

Dividend per share to common
 stockholders                            $.55      $.51         $1.65    $1.53
                                         ====      ====         =====    =====

Average common shares outstanding        79.0      78.4          79.5     79.7
                                         ====      ====          ====     ====

                                 See notes to the consolidated interim financial
statements.

                                                              3
                             GENERAL RE CORPORATION
                           Consolidated Balance Sheets
                        (in millions, except share data)

                                                       (Unaudited)
                                                     September 30,  December 31,
                                   ASSETS                  1997         1996
                                                      ------------  -----------
Investments:
Fixed maturities:
    Available-for-sale (cost: $16,273 in 1997;
     $16,473 in 1996)                                    $17,141       $17,168
    Trading (cost: $1,912 in 1997; $2,994 in 1996)         1,977         2,967
  Preferred equities, at fair value (cost: $1,007
   in 1997; $771 in 1996)                                  1,063           789
  Common equities, at fair value (cost: $2,087 in
   1997; $1,941 in 1996)                                   4,631         3,675
  Short-term investments, at amortized cost which
   approximates fair value                                 1,330         1,267
  Other invested assets                                      736           696
                                                        --------      --------
      Total investments                                   26,878        26,562

Cash                                                         358           365
Accrued investment income                                    383           405
Accounts receivable                                        2,894         2,832
Funds held by reinsured companies                            480           474
Reinsurance recoverable                                    2,846         2,935
Deferred acquisition costs                                   479           457
Trading account assets                                     3,972         4,085
Securities purchased under agreement to resell               508            -
Goodwill                                                     993         1,052
Other assets                                               1,149           994
                                                        --------      --------
        Total assets                                     $40,940       $40,161
                                                         =======       =======
                               LIABILITIES
Claims and claim expenses                                $15,977       $15,977
Policy benefits for life/health contracts                    918           751
Unearned premiums                                          1,997         1,957
Other reinsurance balances                                 3,147         3,388
Notes payable                                                384           290
Commercial paper                                             759           140
Income taxes                                               1,029           728
Securities sold under agreements to repurchase             1,159         1,985
Securities sold but not yet purchased                        993           869
Trading account liabilities                                3,673         3,907
Other liabilities                                          1,839         1,675
Minority interest                                          1,033         1,166
                                                         -------       -------
        Total liabilities                                 32,908        32,833
                                                          ------        ------
Cumulative convertible preferred stock (shares
 issued: 1,703,620 in 1997 and 1,711,907 in 1996;
 no par value)                                               145           146
Loan to employee savings and stock ownership plan           (144)         (144)
                                                            ----          ----
                                                               1             2
                                                          ------        ------
                       COMMON STOCKHOLDERS' EQUITY
Common stock (102,827,344 shares issued in 1997
 and 1996; par value $.50)                                    51            51
Paid-in capital                                            1,084         1,041
Unrealized appreciation of investments, net of
 deferred income taxes                                     2,294         1,625
Currency translation adjustments, net of deferred
 income taxes                                                (22)          (53)
Retained earnings                                          7,291         6,708
Less common stock in treasury, at cost (shares
 held: 24,395,276 in 1997 and 21,262,113 in 1996)         (2,667)       (2,046)
                                                          ------        ------
     Total common stockholders' equity                     8,031         7,326
                                                          ------        ------
     Total liabilities, cumulative convertible
      preferred stock and common stockholders' equity    $40,940       $40,161
                                                         =======       =======

           See notes to the consolidated interim financial statements.
                                        4
                             GENERAL RE CORPORATION
             Consolidated Statements of Common Stockholders' Equity
                                  (in millions)

                                                            (Unaudited)
                                                         Nine months ended
                                                            September 30,
                                                        1997           1996
                                                        ----           ----
Common stock:
    Beginning of period                                  $51            $51
    Change for the period                                  -              -
                                                         ---            ---
       End of period                                      51             51
                                                          --             --

Paid-in capital:
    Beginning of period                                1,041            635
    Stock issued under stock option and other
     incentive arrangements                               31             18
    Other                                                 12              4
                                                     -------          -----
       End of period                                   1,084            657
                                                       -----            ---

Unrealized appreciation of investments,
    net of deferred income taxes:
    Beginning of period                                1,625          1,468
    Change for the period                              1,057            (17)
    Deferred income taxes                               (388)            13
                                                      ------        -------
       End of period                                   2,294          1,464
                                                       -----          -----

Currency translation adjustments,
    net of deferred income taxes:
    Beginning of period                                  (53)           (11)
    Change for the period                                 31            (52)
                                                          --            ---
       End of period                                     (22)           (63)
                                                         ---            ---

Retained earnings:
    Beginning of period                                6,708          5,986
    Net income                                           721            645
    Dividends on common stock                           (131)          (121)
    Dividends on preferred stock, net of
     income taxes                                         (8)            (8)
    Other                                                  1              1
                                                    --------       --------
       End of period                                   7,291          6,503
                                                       -----          -----

Common stock in treasury:
    Beginning of period                               (2,046)        (1,542)
    Cost of shares acquired during period               (630)          (590)
    Stock issued under stock option and other
     incentive arrangements                                9              9
                                                   ---------       --------
       End of period                                  (2,667)        (2,123)
                                                      ------         ------

    Total common stockholders' equity                 $8,031         $6,489
                                                      ======         ======









                                 See notes to the consolidated interim financial
statements.

                                                              5

                             GENERAL RE CORPORATION
                      Consolidated Statements of Cash Flows
                                  (in millions)
                                                               (Unaudited)
                                                             Nine months ended
                                                               September 30,
                                                            1997        1996
                                                            ----        ----
Cash flows from operating activities:
     Net income                                             $721        $645
     Adjustments to reconcile net income to net cash
      provided by operating activities:
         Change in claim and claim expense liabilities         -         516
         Change in policy benefits for life/health
          contracts                                          167         157
         Change in reinsurance recoverable                    89        (114)
         Change in unearned premiums                          40          89
         Amortization of acquisition costs                 1,081       1,089
         Acquisition costs deferred                       (1,103)     (1,094)
         Trading account activities
              Change in trading account securities         1,271      (1,796)
              Securities purchased under agreements
               to resell                                    (508)         51
              Securities sold under agreements to
               repurchase                                   (826)      1,811
              Change in other trading balances               (23)         (8)
         Other changes in assets and liabilities              59          68
         Realized gains on investments                        (7)        (66)
                                                            ----      ------
                  Net cash from operating activities         961       1,348
                                                             ---       -----

Cash flows from investing activities:
     Fixed maturities: available-for-sale
         Purchases                                        (5,012)     (6,948)
         Calls and maturities                                351         657
         Sales                                             4,514       5,128
     Preferred and common equities
         Purchases                                          (907)       (842)
         Sales                                               398         812
     Net (purchases) sales of short-term investments        (214)        112
     Net purchases of other invested assets                  (27)        175
                                                           -----        ----
                  Net cash used in investing
                   activities                               (897)       (906)
                                                            ----        ----

Cash flows from financing activities:
     Commercial paper borrowing, net                         619         150
     Change in contract deposits                              66         213
     Cash dividends paid to common stockholders             (131)       (121)
     Acquisition of treasury stock                          (633)       (596)
     Other                                                     8          27
                                                            ----       -----
                  Net cash used in financing activities      (71)       (327)
                                                            ----        ----

Change in cash                                                (7)        115

Cash, beginning of period                                    365         258
                                                             ---         ---

Cash, end of period                                         $358        $373
                                                            ====        ====



           See notes to the consolidated interim financial statements.

                             GENERAL RE CORPORATION

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS


1. General - The interim financial statements of General Re Corporation and its subsidiaries ("General Re") have been prepared on the basis of generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements and related notes should be read in conjunction with the financial statements and related notes in General Re's 1996 Annual Report filed on Form 10-K. Certain reclassifications have been made to 1996 balances to conform to the 1997 presentation. The operating results of General Re's international reinsurance operations are reported on a one quarter lag.

2. National Re - The comparable 1996 third quarter and year-to-date amounts do not include the assets, liabilities, operating results and cash flows for National Re Corporation, since it was acquired on October 3, 1996.

3. Income Taxes - General Re's effective income tax rate differs from current statutory rates principally due to tax-exempt interest income and dividends received deductions. General Re paid income taxes of $182 million and $174 million in the nine months ended September 30, 1997 and 1996, respectively.

4. Reinsurance Ceded - General Re utilizes reinsurance to reduce its exposure to large losses. The income statement amounts for premiums written, premiums earned, claims and claim expenses incurred and life/health benefits are reported net of reinsurance. Direct, assumed, ceded and net amounts for the nine months ended September 30, 1997 and 1996 were as follows (in millions):

             Property/Casualty       Life/Health     Claims and     Life/Health
             Written    Earned     Written Earned   Claim Expenses    Benefits
             --------  -------     ------- ------   --------------    --------
     1997
     ----
     Direct     $384       $385       -       -           $310          -
     Assumed   4,376      4,356    $1,059  $1,022        2,929         $730
     Ceded      (653)      (644)     (149)   (130)        (381)         (69)
             -------    -------      ----    ----      -------        -----
     Net      $4,107     $4,097      $910    $892       $2,858         $661
              ======     ======      ====    ====       ======         ====

     1996
     Direct     $365       $325       -       -           $230          -
     Assumed   4,471      4,409      $873    $863        3,215         $651
     Ceded      (657)      (638)      (88)    (88)        (530)         (76)
             -------    -------     -----   -----      -------        -----
     Net      $4,179     $4,096      $785    $775       $2,915         $575
              ======     ======      ====    ====       ======         ====

5. Per Common Share Data - Income per common share is based on net income less preferred dividends divided by the weighted average common shares outstanding during the period. The weighted average common shares outstanding were 78,959,758 and 79,467,367 for the three and nine months ended September 30, 1997 and 78,423,243 and 79,706,910 for the same periods in 1996.




                                        7
                             GENERAL RE CORPORATION

         NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)


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

     General Re's primary earnings per share for the three and nine months ended September 30, 1997 are the same as basic earnings per share calculated under the new statement. Fully diluted earnings per share are not currently presented because the dilution effects are not material. If General Re had adopted the statement, diluted earnings per share would have been $2.98 and $8.76 per share for the three and nine months ended September 30, 1997, and $2.27 and $7.84 per share for the same periods in 1996.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. This statement establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. The purpose of reporting comprehensive income is to report the change in equity of a business enterprise for the period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. These items include currency translation adjustments and unrealized appreciation of investments, which are currently reported as separate components of equity in the balance sheet. The statement is effective in 1998 and will change the presentation of information in the financial statements but will not have any effect on General Re's financial position or results from operations.

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






                                        8
                             GENERAL RE CORPORATION

         NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)


In January 1997, the Securities and Exchange Commission ("SEC") issued Financial Reporting Release ("FRR") No. 48, Disclosure of Accounting Policies For Derivative Financial Instruments and Derivative Commodity Instruments and Disclosure of Quantitative and Qualitative Information About Market Risk Inherent In Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. FRR No. 48 amends Regulation S-X and S-K by expanding existing disclosures on accounting policies for derivative financial instruments, and requires additional quantitative and qualitative information about market risk inherent in derivative financial instruments and other financial instruments. The SEC's new rule will supplement current fair value and derivative disclosures and is effective in 1997. Since FRR No. 48 is a disclosure requirement, it will not have any effect on General Re's financial position or results from operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CONSOLIDATED

Income from operations, excluding after-tax realized gains and losses, was $3.03 per share in the third quarter of 1997, an increase of 11.0 percent from the $2.73 per share earned in the comparable period in 1996. Net income for the third quarter of 1997 was $3.06 per share, compared with $2.31 per share in 1996. Net income for the third quarter of 1997 included after-tax realized gains of $.03 per share, compared with after-tax realized losses of $.42 per share in the third quarter of 1996. The improved results in the third quarter of 1997 were primarily due to growth in North American property/casualty investment income and an improved underwriting result in the international property/casualty and global life/health operations.

For the first nine months of 1997, income from operations, excluding after-tax realized gains and losses, was $8.95 per share compared with $7.96 per share in 1996, an increase of 12.4 percent. Net income for the first nine months of 1997 was $8.97 per share, compared with $8.00 per share for the same period in 1996. Included in net income were after-tax realized gains of $.02 per share in the first nine months of 1997, compared with realized gains of $.04 per share in the same period of 1996. Growth in North American investment income, increased profitability in the global life/health operations, and higher trading revenues in the financial services operations were the primary contributors to the increased earnings for the first nine months of 1997.

Consolidated net premiums written for the third quarter of 1997 were $1,621 million, a decrease of 2.6 percent from $1,665 million in 1996. Consolidated net premiums written for the first nine months of 1997 increased 1.1 percent to $5,017 million from $4,964 million in 1996. Excluding the effect of foreign exchange, consolidated net premiums written increased 1.4 percent and 5.0 percent in the third quarter and first nine months of 1997, respectively.

Consolidated pretax investment income was $321 million in the third quarter of 1997, compared with $302 million in the same period of 1996. For the first nine months, consolidated pretax investment income was $955 million and $875 million in 1997 and 1996, respectively. The 9.2 percent increase in consolidated pretax investment income in the first nine months of 1997 was due to higher invested assets in existing operations and investment income from National Re, partially offset by the effect of a decline in global interest rates and the strengthening of the U.S. dollar, principally against the German mark.

The consolidated effective tax rate was 22.7 percent for the third quarter of 1997, compared with 26.9 percent in the third quarter of 1996. For the first nine months the effective tax rate was 23.2 percent and 24.9 percent in 1997 and 1996, respectively. The decrease in the consolidated effective tax rate was principally the result of a decrease in realized investment gains earned by international subsidiaries in higher tax rate jurisdictions.

Excluding the financial services operations, consolidated net cash flow from operations was $1,003 million in the first nine months of 1997, compared to $1,245 million in the same period in 1996. The decline of $242 million in the first nine months of 1997 was principally due to higher paid losses, loss commutations in North American and international property/casualty operations, and the effect of the strengthening U.S. dollar which lowered reported international cash flow.



                                       10
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


At September 30, 1997 insurance invested assets were $23,991 million, an increase of $823 million compared to $23,168 million at December 31, 1996. The increase in insurance invested assets was primarily the result of operating cash flow and unrealized appreciation in the equity and bond portfolios, partly offset by common stock repurchases and dividend payments. The financial services operations had $2,887 million of invested assets at September 30, 1997, a decrease of $506 million compared to December 31, 1996. The decrease in financial services invested assets in the first nine months of 1997 results from changes in the hedging needs and activities of General Re Financial Products Corporation ("GRFP"). At September 30, 1997 consolidated invested assets were $26,878 million, a decrease of $316 million compared to $26,562 million at December 31, 1996.

The  consolidated  gross  liability  for  claims  and  claim  expenses  for  the property/casualty operations was $15,977 million at September 30, 1997, substantially unchanged from the year-end 1996 liability. Excluding the effect of foreign exchange, claim and claim expense liabilities would have increased $430 million, or 2.7 percent. The asset for reinsurance recoverable on unpaid claims was $2,489 million at September 30, 1997, compared to $2,572 million at December 31, 1996. At September 30, 1997, the gross liability for claims and claim expenses and the related asset for reinsurance recoverables included $2,049 million and $630 million, respectively, for environmental and latent injury claims. These amounts include provisions for both reported and incurred but not reported claims.

Common stockholders' equity at September 30, 1997 was $8,031 million, an increase of 9.6 percent from the $7,326 million at December 31, 1996. The increase in common stockholders' equity during the first nine months of 1997 was principally the result of net income of $721 million, an increase in after-tax unrealized investment gains of $669 million, a decrease in unrealized foreign currency translation losses of $31 million and the reissuance of common stock of $40 million under employee compensation and benefit plans, partially offset by common share repurchases of $630 million and common and preferred stock dividends of $139 million. On a per share basis, common stockholders' equity was $102.40 at September 30, 1997, an increase of 14.0 percent from $89.82 at December 31, 1996.

On September 10, 1997 the Board of Directors declared a regular quarterly dividend of $.55 per share on the common stock of General Re. During the first nine months of 1997, General Re has paid cash dividends of $1.65 per share.

General Re repurchased 3,541,900 shares of common stock during the first nine months of 1997 for aggregate consideration of $630 million. In addition to specific repurchase programs, General Re has standing authority to repurchase shares in anticipation of share issuances under various compensation plans. Since the inception of the repurchase program in 1987, General Re has repurchased 30,675,400 common shares for total consideration of $3.0 billion.

At September 30, 1997, General Re's notes payable included $150 million issued by the holding company, General Re Corporation, which is rated AAA by Standard & Poor's and Aa1 by Moody's, and $125 million issued by National Re Corporation, which is rated AA by Standard and Poor's and Aa2 by Moody's. General Re periodically issues commercial paper to provide additional financial flexibility for its operations. Commercial



                                       11
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


paper offered by General Re has been rated A1+ by Standard & Poor's and Prime 1 by Moody's. At September 30, 1997, General Re had $759 million of commercial paper outstanding, which was used to support liquidity needs for GRFP. General Re has $1.8 billion in available lines of credit which enhance General Re's financial flexibility and support the commercial paper program. The credit lines consist of a five-year credit facility of $1.0 billion and a 364-day facility for the remaining $0.8 billion. The credit agreements with the banks require General Re to maintain a minimum consolidated tangible net worth, as defined, of $2.7 billion. All available lines of credit within these facilities were unused at September 30, 1997.

Pretax income discussed in the segment sections that follow is before minority interest deductions and goodwill amortization, both of which are deemed corporate expenses that have not been allocated to the segments.


NORTH AMERICAN PROPERTY/CASUALTY
(in millions)
                                              Third Quarter      Year-to-date
                                              -------------     --------------
                                               1997     1996      1997   1996
                                               ----     ----      ----   ----

Income before income taxes and realized gains   $206    $187      $622   $546
Net premiums written                             798     824     2,320  2,203
Net underwriting income                            5       6        16     20

Loss ratio                                      68.8%   71.8%     67.9%   69.7%
Expense ratio                                   30.6    27.4      31.4    29.4
                                                ----    ----      ----    ----
Combined ratio                                  99.4%   99.2%     99.3%   99.1%

Investment income                               $200    $183      $600   $523
Other income (loss)                                1      (2)        6      3
Operating cash flow                              361     314       614    664

For the third quarter of 1997, pretax income for the North American property/casualty operations, excluding realized gains/losses, increased 9.8 percent over the comparable quarter of 1996, and increased 13.9 percent for the first nine months of 1997. The 1997 results include the income from National Re. The growth in pretax income was primarily due to increased investment income resulting from a $1.1 billion increase in the fixed income portfolio, principally due to inclusion of National Re's invested assets. The underwriting results were substantially unchanged for the quarter and were not significantly affected by catastrophes in either 1997 or 1996.

Net premiums written for the North American property/casualty operations of $798 million in the third quarter of 1997 and $2,320 million in the first nine months of 1997 decreased 3.2 percent in the quarter and increased 5.3 percent over the comparable 1996 nine month amounts. Excluding premiums from National Re, net premiums written decreased by 10.5 percent for the quarter and 3.4 percent for the first nine months of 1997. Portfolio



                                       12
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


business includes reinsurance treaties and programs. Programs are similar to treaties in that they reinsure a group of policies, but exhibit the higher risk volatility characteristics more often associated with facultative reinsurance, and accordingly are structured on a per policy rather than per occurrence basis. The North American operations continues to experience favorable portfolio premium growth from regional and specialty companies. For the first nine months of 1997, portfolio business with regional and specialty companies increased approximately 25.0 percent. The National Re acquisition was responsible for approximately two thirds of the increase. This growth was offset by a continued decline in portfolio business from large national companies. In 1995, business with large national companies represented approximately 35 percent of General Re's North American portfolio business. In the first nine months of 1997, this business comprised approximately 23 percent of the portfolio business.

The wholesale nature of reinsurance transactions periodically results in somewhat volatile premium trends between quarters and years. The addition or loss of a large contract may significantly affect General Re's premium growth, although large contracts generally have a smaller effect on earnings than on premium trends.

General Re's treaty contracts usually include short-term cancellation provisions. Its largest treaty has annualized premiums written of approximately $250 million in 1996 and contributed approximately one half of one percent of General Re's 1996 net income. This contract was terminated as of September 30, 1997.

For the General Star companies, which primarily write excess, surplus and specialty insurance, net premiums written increased by 15.1 percent for the quarter and 3.0 percent year-to-date. This increase was primarily due to higher net premiums written in the general liability lines and growth in property lines of business. General Star continues to experience increased competition from standard companies for business that was previously written in the excess and surplus lines market. For the Genesis operations, which provide direct excess coverage to companies with self-insurance programs, net premiums written decreased by 2.0 percent for the quarter, but increased 0.2 percent year-to-date. Lower growth in Genesis premiums during 1997 is primarily due to lower professional liability business, which had contributed to Genesis premium growth during 1996.

Pretax investment income for the North American property/casualty operations increased 9.5 percent compared to the third quarter of 1996 and 14.6 percent year-to-date. On an after-tax basis, net investment income of $168 million for the third quarter increased 8.2 percent from $155 million in the third quarter of 1996. Investment income for the North American property/casualty operations grew due to the inclusion of National Re's fixed income portfolio. Excluding the effect of the National Re transaction, after-tax investment income increased 5.5 percent in the quarter.

The overall annualized pretax yield on the North American property/casualty invested asset portfolio was 5.4 percent in the first nine months of 1997, compared with 5.5 percent in the same period in 1996. The annualized pretax and after-tax yield in the first nine months of 1997 on the segment's fixed maturity portfolio was 6.6 percent and 5.6 percent, respectively, compared with 6.6 percent and 5.7 percent in the same period in 1996.





                                       13
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating cash flow for the North American property/casualty operations of $505 million in the first nine months of 1997 decreased $159 million from $664 million in the same period of 1996. This decrease is partially due to two commutations in the first quarter which accounted for $51 million of the paid losses in the period. In addition, the first quarter experienced an increased number of large claim payments which were not concentrated in any particular line of business or accident year. The commutation activity and increased loss payments did not continue in the second or third quarter. Due to the nature of General Re's reinsurance operations, paid claims may be volatile from quarter to quarter.

North American property/casualty invested assets were $15,645 million at September 30, 1997, an increase of 5.1 percent from December 31, 1996. The increase in invested assets was primarily the result of positive operating cash flow and unrealized appreciation in the equity and bond portfolios, partly reduced by repurchases of General Re's common stock and common stock dividends. During the first nine months of 1997, calls and maturities on grandfathered tax-exempt bonds were approximately $52 million and preferred equity calls were $150 million. The bonds had an average yield of approximately 7.8 percent and the proceeds from the calls were reinvested at an average yield of approximately
5.5 percent. The preferred equities had an average yield of approximately 8.1 percent and the proceeds from the calls were reinvested at an average yield of approximately 7.2 percent.

Based on its current investment portfolio and the current yield curve, General Re presently anticipates additional calls and maturities through the end of 1997 of approximately $32 million of grandfathered tax-exempt bonds and $82 million of preferred equities, with average yields of approximately 7.6 percent and 8.6 percent, respectively. Reinvestment of these funds may occur at lower yields.

The gross liability for claims and claim expenses for the North American property/casualty operations was $10,876 million at September 30, 1997, an increase of $109 million, or 1.0 percent compared to the year-end 1996 liability. The asset for reinsurance recoverable on unpaid claims was $1,963 million at September 30, 1997, compared to $2,025 million at December 31, 1996.

INTERNATIONAL PROPERTY/CASUALTY
(in millions)
                                                Third Quarter    Year-to-date
                                                -------------    ------------
                                                 1997    1996      1997   1996
                                                 ----    ----      ----   ----
Income before income taxes and realized gains     $86     $73      $235   $232
Net premiums written                              496     566     1,787  1,976
Net underwriting income (loss)                     (9)    (12)      (40)   (40)

Loss ratio                                       70.2%   73.7%     72.3%  72.8%
Expense ratio                                    31.3    28.2      30.0   29.2
                                                 ----    ----      ----   ----
Combined ratio                                  101.5%  101.9%    102.3% 102.0%

Investment income                                 $95     $96      $278   $291
Other income (loss)                                 0     (11)       (3)   (19)
Operating cash flow                                61     185       389    581

                                       14

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Income before income taxes and realized gains of the international property/casualty operations of $86 million for the third quarter and $235 million for the first nine months increased 17.5 percent and 1.2 percent over the respective periods of 1996. The comparisons for third quarter and year-to-date 1997 were affected adversely by the strengthening of the U.S. dollar (11.2 percent and 9.8 percent, respectively) relative to the German mark.

The underwriting combined ratio in the international property/casualty operations of 101.5 percent in the third quarter compared favorably to the 101.9 percent for the third quarter of 1996 and 102.1 percent reported for the year 1996. For the first nine months of 1997 and 1996, the combined ratio was 102.3 percent and 102.0 percent, respectively. Catastrophe losses were not significant during any of these periods.

International net premiums written were $496 million in the third quarter of 1997 and $1,787 million for the first nine months of 1997, compared with $566 million and $1,976 million respectively in 1996. Excluding the effect of foreign exchange, international property/casualty premiums written decreased 4.4 and 2.4 percent in the third quarter and first nine months of 1997, respectively. The decline in international property/casualty premiums was primarily due to higher ceding company retention levels and General Re's cautious risk selection in the face of increased competition in European insurance markets.

After-tax investment income for the international property/casualty operations was $58 million for the third quarter of 1997 and 1996. Investment income was unchanged in the quarter due to the decline in global interest rates over the past two years and the effect of foreign exchange. Excluding the effect of foreign exchange, after-tax investment income increased 5.0 and 1.0 percent compared with the third quarter and first nine months of 1996. The overall annualized pretax yield on the invested asset portfolio was 5.5 percent in the first nine months of 1997 compared with 5.9 percent in the same period in 1996.

Operating cash flow of the international property/casualty and global life/health operations of $389 million for the first nine months of 1997 decreased from $581 million in comparable period of 1996. The decline in operating cash flow was principally due to the effect of foreign exchange, payments made in connection with two commuted contracts and generally lower underwriting cash flow.

International property/casualty and life/health invested assets were $8,346 million at September 30, 1997, compared with $8,290 million at December 31, 1996. The increase in invested assets was due to investment of operating cash flows, partly offset by the stronger U.S. dollar, which appreciated 12.7 percent against the German mark in the first nine months of 1997.

The gross liability for claims and claim expenses was $5,101 million at September 30, 1997 compared with $5,210 million at December 31, 1996. The asset for reinsurance recoverable on unpaid claims was $526 million at September 30, 1997 compared with $546 million at December 31, 1996. Excluding the effect of foreign exchange, the gross liability for claims and claim expenses would have increased by approximately $430 million to $5,531 million.




                                       15
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


GLOBAL LIFE/HEALTH
(in millions)
                                              Third Quarter      Year-to-date
                                              -------------      -------------
                                               1997   1996        1997  1996
                                               ----   ----        ----  ----

Income before income taxes and realized gains   $19    $12        $62    $40
Net premiums written
     Life reinsurance                           230    207        645    588
     Health reinsurance                          97     68        265    197
                                               ----     --        ---   ----
Total life/health net premiums written          327    275        910    785
Net underwriting income (loss)                    2     (1)        11      4
Investment income                                18     17         54     44
Other income (loss)                              (1)    (4)        (3)    (8)

This segment includes the global life/health operations of Cologne Re. Income before income taxes and realized gains for the third quarter of $19 million increased 53.7 percent from the $12 million in the comparable quarter of 1996. Income before income taxes and realized gains for the first nine months of 1997 increased 55.2 percent compared with the first nine months of 1996. The increases in third quarter and year-to-date results were due to increased investment income derived from growth in the business and improved mortality experience in the North American individual life operations.

Life reinsurance net premiums written of $230 million for the third quarter increased 11.0% over the third quarter of 1996. For the first nine months, life reinsurance premiums written of $645 million increased 9.5% over the comparable period of 1996. Growth in life business was primarily attributable to expansion in the United States, Australia and certain European countries. Excluding the effect of changes in currency exchange rates, global life reinsurance premiums increased approximately 20.0 percent in the third quarter and 18.0 percent in the first nine months of 1997. Health reinsurance premiums written increased
43.7 percent and 34.8 percent in the third quarter and first nine months of 1997, respectively. This growth was primarily due to two new blocks of individual health business written in the United States.

Investment income for the global life/health operations was $18 million and $54 million in the third quarter and first nine months of 1997, respectively, compared to $17 million and $44 million in 1996. The increase in investment income was due to the significant growth in premium volume.

The liability for policy benefits for life/health contracts was $918 million at September 30, 1997, compared with $751 million at December 31, 1996. The asset for reinsurance recoverable on unpaid losses was $272 million at September 30, 1997, compared to $228 million at December 31, 1996. Cologne Re manages its invested assets and total assets on an aggregate basis for the life/health and property/casualty business and does not presently disaggregate these accounts by segment. The invested assets and total assets disclosures in the international property/casualty segment includes the assets of the global life/health segment.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL SERVICES
(in millions)
                                              Third Quarter     Year-to-date
                                              -------------     -------------
                                              1997   1996        1997    1996
                                              ----   ----        ----    ----

Income before income taxes and realized gains  $25    $24         $87     $74
Total revenues (excluding realized gains)       73     60         237     185
Investment income                                8      6          23      17
Other income                                    17     18          64      57

Financial services operations include General Re's derivative products, investment management, insurance brokerage and management, reinsurance brokerage, and real estate management operations. Income before income taxes and realized gains grew 3.4% in the quarter and 17.9% year-to-date primarily due to growth in GRFP's operations. In the third quarter and first nine months of 1997, financial services revenues of $73 million and $237 million, respectively, increased 20.7 percent and 27.8 percent from $60 million and $185 million in the third quarter and first nine months of 1996. The growth in 1997 revenues was principally attributable to growth in GRFP's European fixed income and foreign exchange options business.

Invested assets held for trading purposes in the first nine months decreased $506 million to $2,887 million at September 30, 1997. The decrease primarily relates to the hedging activities of GRFP. At September 30, 1997, total assets of the financial services operations were $8,067 million, compared with $8,038 million at December 31, 1996. The amount and nature of the financial services segment's assets and liabilities are significantly affected by the risk management strategies utilized by GRFP to reduce its market, currency, and interest rate risks. GRFP's market exposures arising from derivative products are managed through the purchase and sale of government securities, futures and forward contracts or offsetting derivatives transactions. The purchase of government securities, usually financed through collateralized repurchase agreements (securities sold under agreements to repurchase), and the sale of government securities, whose proceeds are invested in reverse repurchase agreements (securities purchased under agreements to resell), are used to offset GRFP's market exposures. While the use of these instruments for risk management activities may cause significant short-term fluctuations in GRFP's assets and liabilities, they do not have a material effect on General Re's results from operations or common stockholders' equity.


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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

Such statements may include, but are not limited to, projections of premium revenue, investment income, other revenue, losses, expenses, earnings (including earnings per share), cash flows, plans for future operations, common stockholders' equity (including book value per share), investments, financing needs, capital plans, dividends, plans relating to products or services of General Re, and estimates concerning the effects of litigation or other disputes, as well as assumptions for any of the foregoing and are generally expressed with words such as "believes," "estimates," "expects," "anticipates," "plans," "projects," "forecasts," "goals," "could have," "may have" and similar expressions.

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

2) Changes in the demand for reinsurance, including changes in ceding companies' retentions, and changes in the demand for excess and surplus lines insurance coverages in North America, and changes in the demand for financial services operations' products, including derivatives offered by GRFP;

3) The ability of General Re to execute its strategies in its property/ casualty, life/health and financial services operations;

4)      Catastrophe losses  in General Re's  North  American  or   international
        property/casualty businesses;

5) Adverse development on property/casualty claim and claim expense liabilities related to business written in prior years, including, but not limited to, evolving case law and its effect on environmental and other latent injury claims, changing government regulations, newly identified toxins, newly reported claims, new theories of liability, or new insurance and reinsurance contract interpretations;

6) Changes in inflation that affect the profitability of General Re's current property/casualty and life/health businesses or the adequacy of its property/casualty claim and claim expense liabilities and life/health policy benefit liabilities related to prior years' business;

7) Changes in General Re's property/casualty and life/health businesses' retrocessional arrangements;

8) Lower than estimated retrocessional or reinsurance recoveries on unpaid losses, including, but not limited to, losses due to a decline in the creditworthiness of General Re's retrocessionaires or reinsurers;

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

9) Increases in interest rates, which cause a reduction in the market value of General Re's fixed income investment portfolio, and its common stockholders' equity;

10) Decreases in interest rates causing a reduction of income earned on new cash flow from operations and the reinvestment of the proceeds from sales, calls or maturities of existing investments;

11)      Decline in the value of General Re's common equity investments;

12)      Changes in the composition of General Re's investment portfolio;

13)  Changes  in  mortality  or  morbidity   levels  that  affect  General  Re's
life/health business;

14) Credit losses on General Re's investment portfolio; credit and market losses on GRFP's portfolio of derivatives and other transactions;

15) Adverse results in litigation matters, including, but not limited to, litigation related to environmental, asbestos and other potential mass tort claims;

16) Gains or losses related to changes in foreign currency exchange rates; and

17) Changes in General Re's capital needs.

In addition to the factors outlined above that are directly related to General Re's businesses, General Re is also subject to general business risks, including, but not limited to, adverse state, federal or foreign legislation and regulation, adverse publicity or news coverage, changes in general economic factors, and the loss of key employees.



Item 6. Exhibits and Reports on Form 8-K


(a)    Exhibit 11       -    Statement Re: Computation of Per Share Earnings

       Exhibit 27       -    Financial Data Schedule

(b)    Reports on Form 8-K          -   None

                                OTHER INFORMATION


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    GENERAL RE CORPORATION
                                       (Registrant)


Date:    November 14, 1997          JOSEPH P. BRANDON
                                    Joseph P. Brandon
                                    Vice President and Chief Financial Officer
                                    (Principal Financial Officer)


Date:    November 14, 1997          ELIZABETH A. MONRAD
                                    Elizabeth A. Monrad
                                    Vice President and Treasurer
                                    (Principal Accounting Officer)

                                                                    Exhibit 11


                        Computation of Per Share Earnings


                                      Three Months Ended      Nine Months Ended
                                         September 30,           September 30,
Earnings Per Share of Common Stock
(in thousands, except share data)      1997       1996        1997       1996
---------------------------------      ----       ----        ----       ----

Net income (applicable to common
 stockholders) (1)                    $241,501   $181,469   $713,219   $637,328

Average number of common shares
 outstanding                        78,959,758 78,423,243 79,467,367 79,706,910
                                    ========== ========== ========== ==========

Net income per share (2)                 $3.06      $2.31      $8.97      $8.00
                                         =====      =====      =====      =====





(1) After deduction of preferred stock dividends of $3 million and $8 million for the three and nine months ended
       September 30, 1997 and 1996.

(2) Fully diluted earnings per share are not reported because the effect of potentially dilutive securities is not material.