Form 10KT405
GENERAL RE CORP
filed 1997-11-25
CIK 317745

Rule 424(b)(3)
                                                              Reg. No. 33-16994


PROSPECTUS SUPPLEMENT
(TO PROSPECTUS DATED NOVEMBER 3, 1992)

                             GENERAL RE CORPORATION


                           DIVIDEND REINVESTMENT PLAN

         General Re Corporation (the "Corporation") hereby offers participation in its Dividend Reinvestment Plan (the "Plan"). The Plan provides holders of record of shares of the Corporation's Common Stock, $.50 par value (the "Common Stock"), with a convenient and economical way to purchase additional shares of Common Stock without fees of any kind. Any holder of record of shares of Common Stock is eligible to join the Plan.

      Participants in the Plan may:

          Automatically reinvest cash dividends on all shares of Common Stock registered in their names.

          Automatically reinvest cash dividends on less than all their shares of Common Stock and continue to receive cash dividends on their remaining shares of Common Stock.

          Invest by making optional cash payments, at any time in any amount, up to a total of $10,000 per calendar quarter, whether or not any dividends on their shares of Common Stock are being reinvested.

      The price of shares of Common Stock purchased under the Plan will be either (a) if purchased from the Corporation, the average of the high and low sale prices of the shares of Common Stock, as reported on The New York Stock Exchange (the "NYSE") consolidated tape, on the relevant Investment Date as hereinafter defined, or (b) if purchased in the market or from private sources, the average cost of all shares purchased in relation to the relevant Investment Date. The closing price of the Common Stock on October 31, 1997 on the NYSE was $197.19 per share.

      Shareholders who do not choose to participate in the Plan will continue to receive cash dividends as declared, in the usual manner.

    THESE SECURITIES HAVE NOT BEEN APPROVED OR DISAPPROVED BY THE SECURITIES
         AND EXCHANGE COMMISSION OR ANY STATE SECURITIES COMMISSION NOR
          HAS THE COMMISSION OR ANY STATE SECURITIES COMMISSION PASSED
              UPON THE ACCURACY OR ADEQUACY OF THIS PROSPECTUS. ANY
             REPRESENTATION TO THE CONTRARY IS A CRIMINAL OFFENSE.

November 25, 1997

      No person is authorized to give any information or to make representations not contained in this Prospectus Supplement and any information or representations not contained herein must not be relied upon as having been authorized by the Corporation. The delivery of this Prospectus Supplement at any time does not imply that information herein is correct as of any time subsequent to the date set forth on the cover of this Prospectus Supplement.

                                      INDEX
                                                                       Page
                                                                       ----
The Corporation                                                        3
The Plan                                                               3
       Purpose                                                         3
       Advantages                                                      4
       Administration                                                  4
       Participation                                                   4
       Purchase and Price of Shares                                    5
       Reports to Participants                                         6
       Certificates for Shares                                         6
       Withdrawals                                                     6
       Miscellaneous                                                   7
Tax Consequences                                                       8
Market Prices of Common Stock and Dividends                            9
Description of Registrant's Securities                                10
       Common Stock                                                   10
       Preferred Stock                                                11
Use of Proceeds                                                       12
Documents Incorporated by Reference                                   13
Legal Matters                                                         13
Experts                                                               13

                              AVAILABLE INFORMATION

      The Corporation is subject to the informational requirements of the Securities Exchange Act of 1934, as amended ("Exchange Act") and, in accordance therewith, files reports, proxy statements and other information with the Securities and Exchange Commission (the "Commission"), which can be inspected and copied at the public reference facilities maintained by the Commission at Room 1024, Judiciary Plaza, 450 Fifth Street, N.W., Washington, D.C. 20549; and at the Commission's Regional Offices at Suite 1400, Citicorp Center, 500 West Madison Street, Chicago, Illinois 60661; and Suite 1300, Seven World Trade Center, New York, New York 10048. Copies of such material can also be obtained from the Public Reference Section of the Commission at prescribed rates. The Commission also maintains a Web site that contains reports, proxy and information statements and other information regarding registrants such as the Corporation that file electronically with the Commission. Any interested party may access such information at Web site http://www.sec.gov. This Prospectus Supplement does not contain all information set forth in the Registration Statement and exhibits thereto which the Corporation has filed with the Commission under the Securities Act of 1933 and to which reference is hereby made. The Corporation will provide without charge to each person to whom a copy of this Prospectus Supplement is delivered, upon written or oral request, a copy of any of the documents incorporated by reference herein, except for the exhibits to such documents. Written requests should be sent to: Office of the Secretary, General Re Corporation, 695 East Main Street, Stamford, Connecticut 06904-2351. Telephone requests may be directed to (203) 328-5000.

      The Corporation's securities are listed on the NYSE. Reports, proxy statements and other information concerning the corporation may be inspected at the office of the NYSE, 20 Broad Street, New York, New York 10005.

                                 THE CORPORATION


         The Corporation is a holding company for global reinsurance and related risk assessment, risk transfer and risk management operations. The Corporation operates four principal businesses: United States property/casualty reinsurance; international property/casualty reinsurance; life/health reinsurance and financial services. It owns the largest professional property/casualty reinsurer domiciled in the United States, and it comprises one of the largest reinsurance operations in the world.

         Reinsurance is the assumption of all or part of a risk originally undertaken by another insurer. The Corporation issues both treaty reinsurance, which is a standing agreement for the automatic cession and assumption of certain classes of risks identified in the treaty, and facultative reinsurance, which provides reinsurance of individual risks. Within the United States, most of the Corporation's reinsurance business is written on an excess-of-loss basis under which the Corporation indemnifies the ceding insurer for losses on underlying insurance policies above an amount stipulated in the reinsurance contract. A majority of the international reinsurance is written on a pro rata or proportional basis, in which the reinsurer shares in a proportional part of the original losses and premiums of the business ceded by the primary company.

         The Corporation's life/health operations provide individual life, group life, group health, long- term care, individual health and finite risk reinsurance. Most of the life/health business is written on a treaty basis, with smaller amounts written on a facultative basis.

         The Corporation's financial services operations include derivatives products, insurance brokerage and management, investment management, reinsurance brokerage and real estate management operations.

         The Corporation's principal executive offices are located at 695 East Main Street, Stamford, Connecticut 06904-2351 (Telephone: (203) 328-5000).


                                    THE PLAN

      The text of the Plan consists of the following question and answer statements:

Purpose

1.    What is the purpose of the Plan?
      The purpose of the Plan is to provide shareholders with a convenient and simple method of investing in additional shares of Common Stock without fees of any kind. The shares acquired under the Plan will be purchased by the Agent (as hereinafter defined) either from the Corporation or in the market or from private sources. To the extent shares are sold by the Corporation, the Plan will provide additional funds to the Corporation. The Corporation intends to add the proceeds of such sales to the general funds of the Corporation for general corporate purposes.

Advantages

  2. What are the advantages of the Plan?
      A participant in the Plan may have cash dividends on all or less than all shares of Common Stock automatically reinvested, or may invest in additional shares of Common Stock by making optional cash purchases ("optional payments") of up to $10,000 per calendar quarter. Participants in the Plan pay no brokerage fee or service charge in connection with purchases under the Plan (however, fees will be charged for full or fractional shares sold on termination). Funds are fully invested through the purchase of fractions of shares, as well as full shares, and proportionate cash dividends on fractions of shares will be used to purchase additional shares. Participants may avoid the necessity of safekeeping their certificates for shares credited to their accounts. Quarterly statements of account after each purchase will simplify record keeping.

Administration

  3. Who will administer the Plan?
      Pursuant to the terms of a Dividend Reinvestment Plan Agreement, American Stock Transfer & Trust Company (the "Agent") will administer the Plan, keep records, send statements of account activity to participants and perform other duties related to the Plan. Certificates for shares purchased under the Plan will be held in safekeeping by the Agent for participants in its name or its nominee's name unless a participant requests delivery of certificates for some or all of his or her shares. Participants may contact the Agent by writing to American Stock Transfer & Trust Company, 40 Wall Street, 46th Floor, New York, New York 10005, Attention:
Dividend Reinvestment Department, or by telephoning the Agent at 1-800-278-4353.

Participation

  4. Who is eligible to participate?
      Any holder of record of shares of Common Stock is eligible to participate in the Plan. To participate in the Plan, any holder whose shares are registered in a name other than its own (e.g., in the name of a broker or bank nominee) must have the shares transferred into his or her own name and thus become the holder of record.

  5. How does an eligible shareholder participate and when is participation effective?
      A holder of record may join the Plan at any time by signing the Authorization Card which accompanies this Prospectus Supplement and returning it to the Agent in the postage-paid envelope provided. An additional Authorization Card may be obtained at any time by written request to the Agent. A shareholder electing to join the Plan may participate with respect to any number of shares owned of record.

      Participation will begin with the next record date for a dividend for reinvestment of cash dividends and the next relevant Investment Date (see Question 8 below) following receipt by the Agent of the Authorization Card for optional payments.

6. When and in what amount may optional payments be made?
      A participant may at any time make optional payments of a minimum of $10 per payment and up to a maximum of $10,000 per calendar quarter. Since no interest is paid, participants may wish to send optional payments so as to reach the Agent shortly before an Investment Date for optional payments (see Question 8 below). A participant may make an optional payment upon joining the Plan by enclosing a check or money order payable in United States dollars (payable to "American Stock Transfer & Trust Company, Agent") with the Authorization Card. Thereafter, optional payments may be made by such a participant through the use of a cash payment form which will be attached to each statement of account.


Purchases and Price of Shares

7. How will the price of shares purchased under the Plan be determined?
      The Agent will purchase the shares from the Corporation to the extent the Corporation makes shares available. The Agent will purchase any other shares required for the Plan in the market or from private sources. The prices of shares purchased from the Corporation will be the average of the high and low sale price of the Common Stock on the relevant Investment Date as reported on the NYSE consolidated tape. The price of shares purchased in the market or from private sources will be the average cost of all shares so purchased in relation to the relevant Investment Date (see Question 8 below).

  8. When is the Investment Date?
      In any calendar month in which a cash dividend is payable, the Investment Date will be the dividend payment date if a business day; if not a business day, the Investment Date will be the next succeeding business day.

      In all other calendar months, the Investment Date will be the tenth day of that month if a business day; if not a business day, the Investment Date will be the next succeeding business day.

      No shares will be purchased  with  optional  payments in the 30-day period
preceding   any  dividend   payment  date  until  the  Common  Stock  is  traded
ex-dividend.

  9. How many shares will be purchased for participants?
      The number of shares to be purchased for a participant will depend on the amount of the participant's dividend or optional payment or both and the prices of shares. Each participant's account will be credited with the number of shares, including fractions to three decimal places, equal to the total of a participant's funds available for investment, divided by the purchase price described in Question 7 above.

10. When will shares be purchased?
      Shares acquired from the Corporation will be purchased for the accounts of the participants as of the close of business on the relevant Investment Date. Shares acquired in the market or from private sources will be purchased promptly by the Agent and in no event later than 30 days after a relevant Investment Date. Except where necessary under any applicable federal securities law, these purchases may be made on any securities exchange where such shares are traded, in the over-the-counter market or by negotiated transactions, and are subject to such terms and condition, including price and delivery, to which the Agent may agree. Dividends and voting rights will commence upon settlement, which is normally three business days after the purchase, whether from the Corporation or any other source. For the purpose of making purchases, the Agent will commingle each participant's funds with those of all other participants.


Reports to Participants

11. What kind of reports will be sent to participants in the Plan?
      After each purchase, each participant will receive a statement of cumulative investments for the year, including share price for tax purposes. In addition, each participant will receive, from time to time, copies of all communications sent to every other stockholder.


Certificates for Shares

12. Will certificates be issued for shares purchased?
      Certificates for shares purchased under the Plan will be held in safekeeping by the Agent in its name or its nominee's name. The number of shares (including fractional interests) held for each participant will be shown on each statement of account. No fractional share certificates will be issued. Certificates for any number of whole shares credited to an account will be delivered to a participant upon request. Any remaining full or fractional shares will continue to be credited to the account.


Withdrawals

13. How does a participant withdraw from the Plan and how are shares distributed upon withdrawal? A participant may withdraw from the Plan at any time by written notice to the Agent. Upon withdrawal from the Plan, certificates for whole shares held for a participant will be sent to the participant with a cash payment for any fraction of a share being held. Fractions of shares will be valued at the closing market price of the Common Stock as reported on the NYSE consolidated tape on the date the withdrawal is effective, less any brokerage fees or commissions and any applicable stock transfer tax from the sale of the whole shares sold upon request and the cash value of any fractional share.

      Upon withdrawal from the Plan, a participant may also request in writing that all or part of the shares credited to his or her account in the Plan be sold. Upon such request, the Agent will make such sale as soon as practicable after processing the request for withdrawal. The participant will receive the proceeds, less any brokerage fees or commissions and any applicable stock transfer tax, from the sale of the whole shares sold upon request and the cash value of any fractional share.

14. When does a withdrawal from the Plan become effective?
      Withdrawal is normally effective when notice is received by the Agent. However, if the notice of withdrawal is received after a dividend record date and before the related dividend payment date, the withdrawal will be effective after that dividend payment date. The dividend paid on that date and any optional payment will be invested under the Plan. The withdrawal will be processed after the participant's account has been credited with the shares purchased. When a participant withdraws from the Plan, or upon termination of the Plan by the Corporation, certificates for whole shares credited to the participant's account under the Plan will be issued to the participant and a cash payment will be made for any fraction of a share based on the valuation as described in Question 13 above.

15. May a participant request return of an optional payment?
      Any optional payment not already invested will be refunded upon the participant's written request received by the Agent at least 48 hours prior to the relevant Investment Date.


Miscellaneous

16. What happens if a participant sells or transfers all the shares held of record in the participant's name?

      A participant may continue to reinvest cash dividends on shares held under the Plan even though all shares held of record in the participant's name have been sold or transferred.

17. What happens if the Corporation declares a stock split, stock dividend or makes a rights offering? Any stock dividends or split shares distributed by the Corporation on shares credited to a participant's
Plan account will be added to the account. Stock dividends or split shares distributed on shares registered in a participant's name will be mailed directly to the participant in the same manner as to shareholders who are not participating in the Plan.

      In the event of a rights offering, the participant will receive rights based upon the total number of whole shares owned (that is, the total number of shares registered in the participant's name and the total number of whole shares held in the account).

18. How will shares be voted at shareholder meetings?
      Whole shares held in a dividend reinvestment account may be voted in person or by the same proxy sent for the share registered in the participant's own name. If no shares are registered in a participant's name, a proxy will be sent for any whole share held under the Plan. Shares held pursuant to the Plan for which no proxy is received will not be voted.

19. Are there limitations on the liabilities of the Corporation and the Agent under the Plan? Neither the Corporation nor the Agent will be liable in administering the Plan for any act done in good faith nor for any good faith omission to act, including without limitation, any claim of liability arising from failure to terminate a participant's account upon such a participant's death or with respect to the prices, or times at which, or sources from which, shares are purchased for participants.

20. May the Plan be changed or terminated?
      The Corporation may suspend, modify or terminate the Plan at any time. Notice of such suspension, modification or termination will be sent to all participants. No such event will affect any shares then credited to a participant's account.

                                TAX CONSEQUENCES

      The amount of cash dividends paid by the Corporation is still includable in income even though reinvested under the Plan. The cost basis for federal income tax purposes of any shares acquired through the Plan will be the price at which the shares are purchased by the Agent for the account of the participant; that is, (a) for shares purchased from the Corporation, the average of the high and low sale prices for the shares on the relevant Investment Date as reported on the NYSE consolidated tape, or (b) for shares purchased in the market or from private sources, the average cost of all shares so purchased in relation to the relevant Investment Date. In connection with market purchases, brokerage commissions paid by the Corporation on a participant's behalf are to be treated as distributions subject to income tax in the same manner as dividends. The amounts paid for brokerage commissions are, however, includable in the costs basis of shares purchased. The information return sent to participants and the IRS at year-end will show such amounts paid on their behalf.

      In the case of foreign shareholders whose dividends are subject to U.S. federal income tax withholding, the Agent will reinvest dividends less the amount of tax required to be withheld.

      The Corporation believes the foregoing is an accurate summary of the tax consequences of participation in the Plan as of the date of this Prospectus Supplement, but participants should consult with their own tax and legal advisers for advice applicable to their particular situations.

                   MARKET PRICES OF COMMON STOCK AND DIVIDENDS

The Common Stock is listed on the NYSE under the symbol "GRN". The following table sets forth the high and low closing prices of the Common Stock on the NYSE, as well as the dividends paid on the Common Stock for the periods indicated:


                                               High                       Low
                                               ----                       ---
1995
   First Quarter                             $134 1/8                   $122 7/8
   Second Quarter                             137 5/8                    125 1/2
   Third Quarter                              152 1/8                    129 7/8
   Fourth Quarter                             157 7/8                    142 7/8

1996
   First Quarter                                 $156                   $142 3/8
   Second Quarter                             153 1/4                    139 1/8
   Third Quarter                              154 1/2                    140 7/8
   Fourth Quarter                             169 3/8                    142 1/2

1997
   First Quarter                             $176 3/8                   $151 1/4
   Second Quarter                                 189                        154
   Third Quarter                              208 1/2                    185 1/2
   Fourth Quarter (through October 31)      207 11/16                   193 3/16

      On October 31, 1997, the closing sales price of the Common Stock on the New York Stock Exchange-Composite Transactions Tape was $197.19.

      Holders of Common Stock are entitled to receive dividends when declared by the Board of Directors of the Corporation out of funds available therefor. The following table sets forth the cash dividends paid per share during each of the fiscal years from 1994 through 1996.

                           Annual Cash Dividends Paid

                   1994              1995              1996
                   ----              ----              ----
                  $1.92             $1.96             $2.04

      During each of the first three quarters of 1997, the Corporation paid cash dividends per share of $.55.

      Future dividends of the Corporation will depend upon the earnings of the Corporation and its subsidiaries, their financial condition and other factors, including applicable regulations and policies. See "Description of Registrant's Securities."

      The Corporation has announced its intention to continue a program to repurchase its Common Stock. In April 1997, the Board of Directors authorized additional repurchases of up to $500,000,000 of the Common Stock.
Purchases are to be made, from time to time, depending on the market conditions.

                     DESCRIPTION OF REGISTRANT'S SECURITIES


      Under the provisions of its Certificate of Incorporation, the Corporation is authorized to issue 250,000,000 shares of Common Stock and 20,000,000 shares of Preferred Stock without par value.


      Common Stock. Subject to the rights, if any, of the holders of any preferred stock, holders of Common Stock are entitled to share equally and ratably in earnings of the Corporation and, upon any liquidation, dissolution or winding-up of the Corporation, in the distribution of assets of the Corporation remaining after the payment of all of the Corporation's liabilities. Holders of Common Stock have no preemptive or conversion rights and there are no redemption provisions with respect to the Common Stock.


      Holders of Common Stock are entitled to one vote for each share held of record at all meetings of shareholders of the Corporation. The holders of Common Stock do not have cumulative voting rights. Accordingly, the holders of more than 50% of the shares of Common Stock may elect all of the directors of the Corporation.


      Pursuant to a Shareholder Rights Plan adopted by the Board of Directors of the Corporation, effective October 31, 1991, the registered holder of each outstanding share of Common Stock is entitled to purchase from the Corporation a unit consisting of 1/100 of a share of Series A Junior Participating Preferred Stock at a purchase price of $350.00 per unit, subject to adjustment. The rights attach to shares of Common Stock without separate rights certificates being distributed. The rights will separate from the Common Stock and a distribution will occur following the announcement that a group has acquired or obtained the right to acquire beneficial ownership of 20% or more of the outstanding shares of Common Stock or the commencement of a tender offer or exchange offer which will result in a person beneficially owning 20% or more of the outstanding shares of Common Stock. Until such distribution date, the rights will be evidenced by Common Stock certificates and will be transferred only with Common Stock. Rights will not be exercisable until the distribution date. In the event that, following the distribution date, a person becomes the beneficial owner of more than 20% of the then outstanding shares of Common Stock, except pursuant to an offer for all outstanding shares of Common Stock which the independent directors of the Corporation determine to be fair and in the best interest of the Corporation and its shareholders, each holder of a right will thereafter have the right to receive, upon exercise, Common Stock (or in certain circumstances cash, property or other securities of the Corporation or securities of the acquiring company) having a value equal to two times the exercise price of the right. In such event, all rights that are owned beneficially by the person acquiring 20% or more of the then outstanding shares of Common Stock shall be null and void. The purchase price payable and the number of units of Preferred Stock or other securities or other property issuable upon exercise of the rights are subject to adjustment from time to time to prevent dilution: (i) in the event of a stock dividend on, or subdivision, combination or reclassification of the Preferred Stock; (ii) if holders of the Preferred Stock are granted certain rights or warrants; or (iii) upon distribution to holders of Preferred Stock of evidences of indebtedness or assets (excluding regular quarterly cash dividends). At any time until 10 days following the stock acquisition date, the Corporation may redeem the rights in whole but not in part, at a price of $.01 per right, at which time the rights will terminate.

      Preferred Stock. Preferred Stock may be issued from time to time in one or more series with such designations, preferences and selective participating, optional or other special rights and qualifications, limitations, or restrictions as shall be determined by resolution by the Board of Directors.


      Series A ESOP Convertible Preferred Stock. Pursuant to a Certificate of Stock Designations filed with the Secretary of the State of Delaware on July 6, 1989, the Corporation created a series consisting of 1,754,386 shares of preferred stock without par value, designated as Series A ESOP Convertible Preferred Stock (the "ESOP Preferred"). The ESOP Preferred will generally pay an annual dividend of $6.20 per share subject to increase if the annual dividend on an equivalent share of Common Stock is in excess of $6.20 (excluding certain extraordinary dividends or distributions paid in connection with a tender or exchange offer). The ESOP Preferred ranks senior to the Common Stock as to payment of dividends and distribution of assets on liquidation. Preferred Stock ranking senior to or on a parity with the ESOP Preferred may be, but has not been, issued. The holders of ESOP Preferred are entitled to vote on all matters submitted to the holders of the Common Stock, voting together with the holders of Common Stock as one class. Each share of ESOP Preferred shall be entitled to the number of votes equal to the number of shares of Common Stock into which the shares of ESOP Preferred could be converted on the record date for determining the shareholders entitled to vote, rounded to the nearest one tenth of a vote. The ESOP Preferred is convertible into Common Stock at any time prior to the fixing of a date for redemption, initially at a conversion rate of one share of Common Stock for each share of ESOP Preferred. Appropriate anti-dilution adjustments will be made to the ESOP Preferred in the event of a reclassification of shares, recapitalization, issuance of rights or warrants to purchase Common Stock or similar transactions.


      The ESOP Preferred is redeemable, in whole or in part, at the option of the Corporation at any time after July 6, 1994, or on or before July 6, 1994 if the Corporation terminates or partially terminates the Plan, at the following redemption prices per share, expressed as a percentage of the liquidation value per share:


                         During the Twelve-Month Period
                                Beginning July 6


                                              Price per Share
                                              ---------------
                     1994                       103.625%
                     1995                       102.900%
                     1996                       102.175%
                     1997                       101.450%
                     1998                       100.750%
and thereafter at $85.50 per share, plus, in each case, an amount equal to all accrued and unpaid dividends thereon to the date fixed for redemption. Payment of the redemption price shall be made by the Corporation in cash or shares of Common Stock, or a combination of cash and shares. From and after the date fixed for redemption, dividends on shares of ESOP Preferred called for redemption will cease to accrue, the shares will no longer be deemed to be outstanding and all rights in respect of the shares shall cease, except the right to receive the redemption price. If less than all of the outstanding shares of ESOP Preferred are to be redeemed, the Corporation shall either redeem a portion of the shares of each holder determined pro rata based on the number of shares held by each holder or shall select the shares to be redeemed by lot, as may be determined by the Board of Directors.

      If the Corporation elects, by a resolution of its Board of Directors, to make payment of all future redemption prices solely in cash or solely in shares of Common Stock and notifies the holders of ESOP Preferred of such election, all such payments thereafter shall be made in compliance with that election, which shall be irrevocable. Shares of ESOP Preferred shall be redeemed by the Corporation at a redemption price equal to the fair market value of the ESOP Preferred plus an amount equal to all accrued and unpaid dividends thereon to the date fixed for redemption, at the option of the participant, at any time and from time to time upon notice to the Corporation given not less than five business days prior to the date fixed by the participant in the notice for redemption, when and to the extent necessary (i) for the participant to provide for distributions required to be made to participants under, or to satisfy an investment election provided to participants in accordance with, the Plan, or any successor Plan or (ii) for the participant to make payment of principal, interest or premium due and payable (whether as scheduled or upon acceleration) on indebtedness of the trust under the Plan or indebtedness incurred by the holder for the benefit of the Plan. In the event of consolidation, merger or similar transaction the ESOP Preferred will be converted into similar shares of any successor or resulting company. A participant may also elect to have such participant's ESOP Preferred shares redeemed as discussed above.

      The foregoing summary of the terms of the ESOP Preferred is qualified in its entirety by reference to the Certificate of Designations which sets forth in detail such terms. A copy of the Certificate of Designations will be made available to any Participant upon request.


                                 USE OF PROCEEDS


      The Corporation does not know the number of shares that will be sold under the Plan or the prices thereof. The Corporation will contribute the proceeds to the capital of the Corporation to be available for general corporate purposes, including advances or capital contributions.

                       DOCUMENTS INCORPORATED BY REFERENCE


      The  following   documents   previously  filed  with  the  Commission  are
incorporated herein by reference:

         The Corporation's Annual Report on Form 10-K for the year ended December 31, 1996.

         The Corporation's quarterly reports on Form 10-Q for the quarters ended March 31, 1997, June 30, 1997 and September 30, 1997.

         The description of capital stock of the Corporation, including the Corporation's Common Stock and the Corporation's Preferred Stock Purchase Rights, that is contained in the Corporation's Form 8-A, dated October 3, 1980, and the Corporation's Registration Statement on Form 8-A, dated September 18, 1991, filed under the Exchange Act, including all amendments or reports filed for the purpose of updating such description.

      All reports and other documents subsequently filed by the Corporation pursuant to Section 13(a), 13(c), 14 or 15(d) of the Exchange Act, prior to the termination of this offering of shares of Common Stock, shall be deemed to be incorporated by reference into this Prospectus Supplement and to be part thereof from the date of filing of such documents.


                                  LEGAL MATTERS


      Counsel who has passed upon legal matters concerning the Plan and the validity of the shares of Common Stock offered hereby is Satterlee Stephens & Burke, 230 Park Avenue, New York, New York 10169.


                                     EXPERTS


      The consolidated financial statements of General Re Corporation and its subsidiaries included in the report on Form 10-K of the Corporation for the year ended December 31, 1996 referred to above have been audited by Coopers & Lybrand L.L.P., independent accountants, as set forth in their report dated January 30, 1997, accompanying such financial statements, and are incorporated herein by reference in reliance upon the report of such firm, which report is given upon their authority in accounting and auditing.