Form 10-K405
period 1997-12-31
GENERAL RE CORP
filed 1998-03-26
CIK 317745

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997         COMMISSION FILE NUMBER 1-
                                                    8026


                                     LOGO
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

SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:

                                                        NAME OF EACH EXCHANGE
   TITLE OF EACH CLASS                                   ON WHICH REGISTERED
   -------------------                                 -----------------------
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

The aggregate market value on March 1, 1998 of the voting stock held by nonaffiliates of the registrant was $16,303.8 million.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            CLASS             OUTSTANDING AT MARCH 1, 1998
            -----             ----------------------------
 Common Stock, $.50 par value          76,854,453

Certain information required by Items 10, 11 and 12 of Form 10-K is incorporated by reference into Part III hereof from the registrant's proxy statement which will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant's fiscal year ended December 31, 1997.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             GENERAL RE CORPORATION

                               TABLE OF CONTENTS

                                    PART I.

                                                                                                  PAGE
                                                                                                  ----
ITEM 1.   Business...............................................................................   2
ITEM 2.   Properties.............................................................................   6
ITEM 3.   Legal Proceedings......................................................................   6
ITEM 4.   Submission of Matters to a Vote of Security Holders....................................   7

                                    PART II.

ITEM 5.   Market for General Re Corporation's Common Equity and Related Stockholder Matters......   7
ITEM 6.   Selected Financial Data: Eleven-Year Summary...........................................   8
ITEM 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..  11
ITEM 8.   Financial Statements and Supplementary Data............................................  28
ITEM 9.   Changes in and Disagreement with Accountants on Accounting and Financial Disclosure....  66

                                   PART III.

ITEM 10.  Directors and Executive Officers of General Re Corporation.............................  66
ITEM 11.  Executive Compensation.................................................................  68
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.........................  68
ITEM 13.  Certain Relationships and Related Transactions.........................................  68

                                    PART IV.

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................  69

                                    PART I

ITEM 1. BUSINESS

GENERAL

General Re Corporation was established in 1980 to serve as the holding company of General Reinsurance Corporation ("GRC," incorporated in 1921) and its affiliates. General Re Corporation and subsidiaries ("General Re") have global reinsurance and financial service operations in 61 cities in 31 countries on 6 continents and provide reinsurance coverage in over 150 countries. General Re operates four principal businesses: North American property/casualty reinsurance, international property/casualty reinsurance, global life/health reinsurance and financial services. General Re's principal reinsurance operations are based in North America and Germany, with other major operations in Asia, Australia, Europe and South America. General Re's principal financial service operations are located in the United States, the United Kingdom, Japan, Hong Kong and Canada. GRC is the largest North American professional property/casualty reinsurer, and General Re is among the three largest reinsurers in the world based on net premiums written and capital. General Re employed 3,869 associates at December 31, 1997, of which 2,482 were employed in North America and 1,387 in operations outside of North America.

FINANCIAL HIGHLIGHTS

The following table provides financial highlights of General Re and its business segments:

                                                        YEARS ENDED DECEMBER
                                                                 31,
                                                       -----------------------
                                                        1997    1996    1995
                                                       ------- ------- -------
                                                        (IN MILLIONS, EXCEPT
                                                             SHARE DATA)
Total revenues
 North American property/casualty..................... $ 3,967 $ 3,887 $ 3,641
 International property/casualty......................   2,706   3,004   2,573
 Life/health..........................................   1,277   1,134     742
 Financial services...................................     301     271     254
                                                       ------- ------- -------
  Total............................................... $ 8,251 $ 8,296 $ 7,210
                                                       ======= ======= =======
Earnings per common share, excluding realized
 gains/losses--basic.................................. $ 12.00 $ 10.79 $  9.47
Earnings per common share, excluding realized
 gains/losses--diluted................................   11.72   10.57    9.30
Net income per common share--basic....................   12.04   11.00    9.92
Net income per common share--diluted..................   11.76   10.78    9.74
Operating cash flow...................................   1,468   1,678   1,774
Invested assets--insurance operations.................  24,576  23,168  21,016
Common shareowners' equity............................   8,161   7,326   6,587

An eleven-year summary of additional significant financial information is presented on pages 8-10. Pretax earnings discussed in each of the segment sections in Item 1 exclude realized gains/losses and are before minority interest deductions and goodwill amortization.

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

Treaty reinsurance refers to automatic reinsurance coverage for all or a portion of a specified class of risks ceded by the primary insurer, while facultative reinsurance involves underwriting of individual risks. Pro rata, or proportional reinsurance, describes all forms of reinsurance in which the reinsurer shares in a proportional part of the original premiums and losses of the business ceded by the primary company. Excess, or nonproportional reinsurance, refers to reinsurance which indemnifies the primary company for that portion of the loss that exceeds an agreed-upon amount or "retention."

The reinsurance industry's overall profitability has historically been subject to cyclicality, principally due to the insurance industry's underwriting cycle, overall economic conditions, investment returns, industry capital levels and insured catastrophic events. The reinsurance industry, both domestically and globally, has recently experienced consolidation, as reinsurers seek to expand their markets, obtain critical mass in certain markets and further diversify their risks. In addition, there has been a shift in recent years in primary insurers' reinsurance purchases toward better capitalized and more creditworthy reinsurers. During 1997, the property/casualty pricing environment in both the primary insurance and reinsurance markets continued to experience significant competitive pressures.

There are virtually no barriers to entry to the reinsurance industry and competitors may be domestic or foreign, licensed or unlicensed. The number of General Re's competitors within the reinsurance industry is not known. Within the United States, the Reinsurance Association of America has identified approximately 73 property/casualty reinsurers writing predominantly unaffiliated business whose surplus exceeds $50 million or whose assumed reinsurance premiums are greater than $10 million. Reinsurers compete on the basis of reliability, financial strength and stability, ratings, underwriting consistency, service, business ethics, price, performance, capacity, terms and conditions.

NORTH AMERICAN PROPERTY/CASUALTY REINSURANCE

General Re's North American property/casualty operations produced 48 percent of consolidated revenues in 1997 and 63 percent of pretax earnings. The principal business of these operations is treaty and facultative reinsurance underwritten on a direct basis throughout the United States and Canada. General Re writes predominately excess reinsurance. Casualty reinsurance represented approximately 57 percent of General Re's North American property/casualty net premiums written in 1997 and property reinsurance business represented approximately 30 percent. General Re also writes specialty, excess and surplus lines insurance through the General Star companies and provides direct excess insurance to companies with self-insured programs through the Genesis companies. These lines together represented approximately 13 percent of the North American property/casualty net premiums written in 1997.

On October 3, 1996, General Re Corporation acquired all of the outstanding shares of National Re Corporation and subsidiaries ("National Re"), a North American property/casualty reinsurance group. National Re, through its wholly owned subsidiary, National Reinsurance Corporation ("NRC"), provides property and casualty reinsurance to insurers written on a direct basis. See Item 7, Management's Discussion and Analysis, and Note 3 to the consolidated financial statements, "Acquisitions and Reinsurance Ventures," for additional discussion of this transaction.

U.S. property/casualty insurers and reinsurers are subject to regulation by their states of domicile and by those states in which they are licensed. General Re's principal U.S. subsidiary, GRC, is domiciled in Delaware and licensed in the District of Columbia and in all states but Hawaii, where it is an accredited reinsurer. General Re's two specialty, excess and surplus lines insurers, the General Star companies, are domiciled in Connecticut and Ohio. The Genesis companies, which are General Re's excess insurance writers for self-insured programs, are domiciled in Connecticut and North Dakota. General Re also writes excess insurance for self insurers through GRC. NRC is domiciled in the state of Delaware and licensed in all 50 states, the District of Columbia, Puerto Rico, Canada, and the United Kingdom. Fairfield Insurance Company, a subsidiary of NRC, is engaged in property and casualty insurance services, is domiciled in Connecticut, and is licensed in 42 states and the District of Columbia.

In addition to solvency regulation, licensed primary insurers are typically subject to regulatory approval of insurance policy forms and the rates charged to policyholders; similar approvals are not typically required for either reinsurance contracts or the rates agreed to between ceding insurers and their reinsurers. The insurance regulators of every state participate in the National Association of Insurance Commissioners ("NAIC"). The NAIC adopts forms, instructions and accounting procedures for use by U.S. insurers, including reinsurers, in preparing and filing annual statutory financial statements. These forms, instructions and procedures are collectively known as statutory accounting practices ("SAP"). Every state requires use of the NAIC annual statement form, although some states require or permit variations from the NAIC form and SAP. The NAIC is currently in the process of codifying SAP to bring greater uniformity to U.S. statutory insurance accounting practices throughout the United States. While codification is not expected to have a material effect on General Re's business, it may reduce GRC's regulatory capital, also known as statutory surplus.

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

The NAIC has adopted a formal accreditation program to encourage states to comply with its Financial Regulation Standards. Accredited states may refuse to accept financial examination reports of insurers issued by nonaccredited states; other sanctions may also be imposed by accredited states, including a refusal to license insurers domiciled in nonaccredited states. As of December 1997, 49 state insurance departments, including Delaware, and the District of Columbia are accredited.

The NAIC has risk-based capital reporting requirements which apply to statutory annual statements of life insurers and property/casualty insurers. The NAIC also adopted a risk-based capital model law which supplanted the diverse minimum capital and surplus requirements with the risk-based capital requirement for those states adopting the model law. The formula and the model law have been made a part of the Financial Regulation Standards. The model law subjects an insurer failing its risk-based capital requirement to various levels of regulatory action. The model law has been adopted in many states including Delaware, Connecticut and North Dakota, domiciles for various General Re companies. General Re's U.S. insurance subsidiaries have filed 1997 statutory annual statements which report risk-based capital well above the threshold for regulatory action.

In 1995, the NAIC adopted a "defined limits" model law related to investments which has not yet been made a part of the Financial Regulation Standards. If ultimately enacted, the "defined limits" model law would change the amount and kind of permitted investments by insurers. The NAIC has also considered a different model investment law which would be based on a "prudent person" standard. While it is uncertain whether either, or both, of these model laws will eventually be made a part of the Financial Regulation Standards or adopted by each state. General Re does not currently anticipate that adoption of either of the model laws would have a significant effect on the investment management practices of its U.S. insurance subsidiaries.

General Re Corporation uses dividends, primarily from GRC, to satisfy its liquidity needs. Ordinary dividends by GRC to General Re Corporation are not subject to any restriction, other than ten days' advance notice. Extraordinary dividends and other extraordinary distributions by GRC to General Re Corporation are subject to prior regulatory approval under the Delaware Insurance Holding Company System Registration Act. Under this Act, dividends or other distributions which, together with others during the preceding rolling twelve-month period, exceed the greater of the insurer's net income, excluding realized capital gains, for the prior calendar year or 10 percent of its statutory surplus are generally considered extraordinary and require such approval.

For additional discussion of regulatory matters, see the section on Consolidated Liabilities in Management's Discussion and Analysis (page 21).

INTERNATIONAL PROPERTY/CASUALTY REINSURANCE

On December 28, 1994, General Re acquired a controlling interest in Kolnische Ruckversicherungs-Gesellschaft AG ("Cologne Re"). See Note 3 to the Consolidated Financial Statements (page 42) for more information on the transaction. General Re has consolidated Cologne Re in its financial statements and reflected the ownership of other shareowners as minority interests.

In 1997, General Re's international property/casualty operations produced 33 percent of consolidated revenues and 23 percent of consolidated pretax earnings. In total, General Re operates its international reinsurance business in 29 countries and provides reinsurance coverage in over 150 countries throughout the world. In 1997, the international property/casualty operations principally wrote business in the form of reinsurance treaties with smaller amounts written on a facultative basis. Approximately 79 percent of international premiums in 1997 were written on a proportional basis and 21 percent were nonproportional or excess. Property premiums written in 1997 were approximately 61 percent of total international property/casualty premiums and casualty premiums were approximately 39 percent.

In general, regulation of the property/casualty reinsurance industry outside of the United States is subject to the differing laws and regulations of each country in which General Re has operations or writes premiums. Some jurisdictions, such as the United Kingdom, impose complex regulatory requirements on reinsurance companies, while other jurisdictions, such as Germany, impose fewer requirements. Local reinsurance business conducted by General Re's subsidiaries in some countries require licenses issued by governmental authorities. These licenses may be subject to modification, suspension or revocation dependent on such factors as amount and types of reserves and minimum capital and solvency tests. Jurisdictions may impose fines, censure and/or criminal sanctions for violation of regulatory requirements.

GLOBAL LIFE/HEALTH REINSURANCE

In 1997, General Re's global life/health reinsurance operations produced 15 percent of consolidated revenues and 6 percent of consolidated pretax earnings. These operations include the North American and international life/health reinsurance operations of Cologne Re. Life/health net premiums written in 1997 were $1,219 million. Approximately 38 percent of General Re's life/health net premiums were written in Europe, another 47 percent were written in North America and the remaining 15 percent were written throughout the rest of the world. The life/health operations provide individual life, group life, group health, long-term care, individual health and finite risk reinsurance. Most of the life reinsurance business is written on a proportional treaty basis, with smaller amounts written on a facultative basis, while health business is predominantly written on an excess treaty basis. General Re's life/health business is marketed primarily on a direct basis with the exception of group health, which is marketed primarily through brokers.

U.S. life insurers and reinsurers are subject to substantially similar regulatory requirements as those discussed in the North American property/casualty section above. Regulation of the life/health reinsurance industry outside of the United States is subject to the differing laws and regulations of each country in which General Re has operations or writes premiums.

FINANCIAL SERVICES

In 1997, General Re's financial service operations produced 4 percent of consolidated revenues and 8 percent of consolidated pretax earnings. General Re's financial service operations include derivative products, insurance brokerage and management, investment management, reinsurance brokerage and real estate management operations.

General Re Financial Products Corporation ("GRFP"), a dealer in derivative products, offers a full line of interest rate, currency and equity swaps and options, as well as structured finance products through its offices or affiliates in London, New York, Tokyo, Hong Kong and Toronto. GRFP's client base consists principally of major corporations, insurance companies, financial institutions and sovereigns that use derivative products as part of their asset and liability risk management strategies.

In August 1995, General Re acquired all of the outstanding stock of New England Asset Management, Inc. in exchange for stock of General Re. The resulting company, General Re-New England Asset Management, Inc. ("GR-NEAM"), provides investment, integrated risk and capital management services primarily to insurance companies. GR-NEAM has approximately 52 insurance company clients and approximately $9 billion of client assets under management or advisement at December 31, 1997.

The number of General Re's competitors in the financial services industry is not known. As a dealer in derivative products, GRFP competes predominantly on the basis of pricing, financial strength, risk management capabilities, service and product innovation. GRFP's principal competitors include investment and commercial banks, and other specialty companies dealing in derivatives. GR-NEAM's principal competitors include general investment managers, investment managers specializing in insurance company asset management and actuarial and other consulting firms.

OTHER INFORMATION

For additional information on General Re's businesses, see Item 7, Management's Discussion and Analysis, and Note 19 to the consolidated financial statements, "Segment Information," included in this report. Also, see the section "Property/Casualty Insurance Claim Disclosures," on pages 29 of this report.

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

GRC Realty Corporation, also a wholly owned financial services subsidiary of General Re, has retained title to General Re's former home office site in Greenwich, Connecticut. This site consists of approximately four acres of land and an office building which has about 160,000 square feet of office space that is leased to nonaffiliates. The Greenwich site is subject to a mortgage expiring December 31, 1998, which had a remaining principal of $2 million at December 31, 1997.

In addition, General Re's North American property/casualty, financial services, international property/casualty and global life/health operations have branch and affiliate operations conducted from leased premises in various cities in the United States and foreign countries. At this time, General Re believes its facilities are suitable for its purpose and provide adequate capacity for General Re's present and anticipated needs.

ITEM 3. LEGAL PROCEEDINGS

Certain of General Re's subsidiaries have been named as defendants in litigation or respondents in arbitration in the ordinary course of conducting their insurance and reinsurance business. These lawsuits generally seek to establish liability under insurance or reinsurance contracts issued by the subsidiaries, and occasionally seek punitive or exemplary damages. General Re's reinsurance subsidiaries are also indirectly involved in coverage litigation. In those cases, plaintiffs seek coverage for their liabilities under insurance policies from insurance companies reinsured by General Re's reinsurance subsidiaries. In the judgment of management, none of these cases, individually or collectively, is likely to result in judgments for amounts which, net of claim and claim expense liabilities previously established and applicable reinsurance, or any other litigation, would be material to the financial position, results of operations or cash flow of General Re.

On July 1, 1996, U.S. Aviation Underwriters, Inc. ("USAU"), a subsidiary of General Re, and the former chief executive officer of USAU, were convicted of mail fraud in connection with the allocation of liability between two policyholders arising from the settlement of claims for a December 7, 1987 airline crash. USAU's sentence included a $20.5 million fine, payable in installments over a five year probation period, and restitution in accordance with previously paid civil settlements. These amounts were accrued in prior periods. USAU is appealing both its conviction and sentence. Payment of the fine by USAU is stayed pending the determination of the appeal.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5. MARKET FOR GENERAL RE CORPORATION'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The common stock of General Re Corporation is traded on the New York Stock Exchange. The following table sets forth information as to the high and low closing prices of General Re Corporation's common stock on the New York Stock Exchange during 1997 and 1996.

                                                      1997            1996
                                                 --------------- ---------------
                                                  HIGH     LOW    HIGH     LOW
                                                 ------- ------- ------- -------
   First Quarter................................ $176.38 $151.25 $156.00 $142.38
   Second Quarter...............................  189.00  154.00  153.25  139.13
   Third Quarter................................  208.50  185.50  154.50  140.83
   Fourth Quarter...............................  219.38  193.19  169.38  142.50

(b)The number of registered holders of common stock at December 31, 1997 was 4,080.

(c) The following table sets forth information as to the cash dividends paid by General Re Corporation on shares of its common stock during each of the past two years.

                                                                       1997 1996
                                                                       ---- ----
      First Quarter................................................... $.55 $.51
      Second Quarter..................................................  .55  .51
      Third Quarter...................................................  .55  .51
      Fourth Quarter..................................................  .55  .51

It is the intention of General Re Corporation to declare quarterly dividends to the extent deemed appropriate by its Board of Directors. Dividends are paid principally from amounts received by General Re Corporation as dividends from GRC and the other operating subsidiaries.

ITEM 6. SELECTED FINANCIAL DATA: ELEVEN-YEAR SUMMARY

                                                                         5 YEAR
                             1997     1996     1995     1994     1993    CAGR/1/
                            -------  -------  -------  -------  -------  -------
                              (IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND
                                                RATIOS)
CONSOLIDATED
 Total revenues............ $ 8,251  $ 8,296  $ 7,210  $ 3,837  $ 3,560   19.5%
 Net premiums written/6/...   6,545    6,661    6,102    3,001    2,524   22.7
 Net income................     968      894      825      665      711    8.1
  Per basic share..........   12.04    11.00     9.92     7.97     8.28    9.8
  Per diluted share........   11.76    10.78     9.74     7.86     8.16    9.6
 After-tax income, exclud-
  ing realized
  gains/losses/2/,/3/......     965      877      788      621      604   15.7
  Per basic share..........   12.00    10.79     9.47     7.43     7.01   17.8
  Per diluted share........   11.72    10.57     9.30     7.33     6.91   17.4
 Investment income before
  tax......................   1,288    1,205    1,017      749      755   11.3
 Investment income after
  tax......................     969      909      787      622      619    9.3
 Insurance investments.....  24,576   23,168   21,061   17,237   12,012   17.5
 Total assets..............  41,459   40,161   34,263   28,116   19,419   23.0
 Long-term debt/8/.........     285      286      150      150      184    8.4
 Common shareowners' equi-
  ty.......................   8,161    7,326    6,587    4,859    4,761   14.1
 Operating return on equi-
  ty/4/....................    16.9%    16.2%    16.5%    14.5%    15.4%    --
 Total return on equi-
  ty/4/....................    23.4%    14.5%    32.9%     9.5%    18.3%    --
                            -------------------------------------------------
NORTH AMERICAN
 PROPERTY/CASUALTY
 OPERATIONS
 Net premiums written/6/... $ 3,058  $ 3,081  $ 2,964  $ 2,581  $ 2,275    7.0%
 Investment income before
  tax......................     814      727      711      686      705    3.0
 Pretax income, excluding
  realized
  gains/losses/2/,/5/......     849      741      716      599      644   11.7
 Statutory surplus.........   6,309    5,326    4,607    3,770    3,836   12.8
 Investments...............  15,995   14,879   13,481   11,177   11,601    8.8
 Net claims and claim ex-
  pense liabilities/6/.....   8,881    8,741    7,385    7,029    6,803    6.0
 Loss ratio................    68.4%    69.0%    67.3%    71.4%    70.0%    --
 Expense ratio.............    30.8%    30.1%    32.3%    30.5%    31.1%    --
 Underwriting combined ra-
  tio......................    99.2%    99.1%    99.6%   101.9%   101.1%    --
                            -------------------------------------------------
INTERNATIONAL
 PROPERTY/CASUALTY OPERA-
 TIONS
 Net premiums written/6/... $ 2,268  $ 2,505  $ 2,429  $   420  $   249   67.5%
 Investment income before
  tax......................     369      394      247       52       43   51.0
 Pretax income, excluding
  realized
  gains/losses/2/,/5/,/9/..     315      320      200       46       25   67.3
 Investments/7/............   8,581    8,290    7,535    6,060      589   75.9
 Net claims and claim ex-
  pense liabilities/6/.....   4,560    4,664    4,352    3,289      253   86.5
 Loss ratio................    72.1%    73.2%    77.0%    69.2%    75.1%    --
 Expense ratio.............    30.3%    28.9%    25.8%    29.4%    30.9%    --
 Underwriting combined ra-
  tio......................   102.4%   102.1%   102.8%    98.6%   106.0%    --
                            -------------------------------------------------
GLOBAL LIFE/HEALTH OPERA-
 TIONS
 Net premiums written/6/... $ 1,219  $ 1,075  $   709       --       --     --
 Investment income before
  tax......................      73       59       40       --       --     --
 Pretax income, excluding
  realized
  gains/losses/2/,/5/,/9/..      83       53       50       --       --     --
 Net policy benefits for
  life/health con-
  tracts/6/................     637      523      379  $   330       --     --
                            -------------------------------------------------
FINANCIAL SERVICE OPERA-
 TIONS
 Revenues, excluding net
  realized gains/losses.... $   300  $   269  $   250  $   229  $   211   21.1%
 Pretax income, excluding
  realized
  gains/losses/2/,/5/......     105      100      100       85       58   60.0
                            -------------------------------------------------
COMMON SHAREOWNERS' INFOR-
 MATION
 Average common shares out-
  standing--basic..........    79.5     80.3     82.1     82.1     84.5     --
 --diluted.................    81.9     82.5     84.2     84.0     86.6     --
 Dividend per common
  share.................... $  2.20  $  2.04  $  1.96  $  1.92  $  1.88    4.1%
 Total common dividends....     174      163      161      157      159    2.6
 Cost of common share re-
  purchases................     864      735       35      207      134     --
 Common shareowners' equity
  per share................  105.40    89.82    80.22    59.35    56.92   16.1
 Common share price: High..  219.38   169.38   157.88   128.50   132.75   12.2
 Low.......................  151.25   139.13   122.88   102.50   105.38   14.0
 Year end..................  212.00   157.75   155.00   123.50   107.00   12.9

          See page 10 and notes to consolidated financial statements.

                                                                                10 YEAR
                             1992     1991     1990     1989     1988    1987   CAGR/1/
                            -------  -------  -------  -------  ------  ------  -------
                             (IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND RATIOS)
CONSOLIDATED
 Total revenues...........  $ 3,387  $ 3,207  $ 2,954  $ 2,742  $2,719  $3,115   10.2%
 Net premiums written/6/..    2,349    2,249    2,150    1,898   1,903   2,365   10.7
 Net income...............      657      657      614      599     480     511    6.6
  Per basic share.........     7.55     7.46     6.89     6.52    5.04    5.04    9.1
  Per diluted share.......     7.45     7.32     6.76     6.40    5.03    5.03    8.9
 After-tax income,
  excluding realized
  gains/losses/2/,/3/.....      465      563      566      559     518     458    7.7
  Per basic share.........     5.30     6.37     6.35     6.08    5.44    4.52   10.3
  Per diluted share.......     5.25     6.25     6.23     5.97    5.44    4.52   10.0
 Investment income before
  tax.....................      755      752      706      673     570     506    9.8
 Investment income after
  tax.....................      620      618      581      558     494     435    8.3
 Insurance investments....   10,986   10,471    9,291    8,758   7,831   6,945   13.5
 Total assets.............   14,700   12,416   11,033   10,390   9,394   8,902   16.6
 Long-term debt/8/........      190      290      290      250     100     100   11.0
 Common shareowners'
  equity..................    4,227    3,911    3,270    3,084   2,695   2,563   12.3
 Operating return on
  equity/4/...............     13.1%    17.7%    20.0%    21.9%   21.9%   20.4%    --
 Total return on
  equity/4/...............     15.8%    23.6%    17.4%    24.7%   19.5%   21.2%    --
                            --------------------------------------------------------
NORTH AMERICAN
 PROPERTY/CASUALTY
 OPERATIONS
 Net premiums written/6/..  $ 2,177  $ 2,122  $ 2,040  $ 1,789  $1,780  $2,251    3.1%
 Investment income before
  tax.....................      703      703      662      638     539     479    5.4
 Pretax income, excluding
  realized
  gains/losses/2/,/5/.....      489      647      649      612     511     449    6.6
 Statutory surplus........    3,452    3,363    2,902    2,684   2,319   2,009   12.1
 Investments..............   10,477   10,003    8,848    8,417   7,532   6,666    9.1
 Net claims and claim
  expense liabilities/6/..    6,635    6,230    5,816    5,535   5,218   4,739    6.5
 Loss ratio...............     78.8%    72.0%    67.5%    69.7%   70.7%   74.5%    --
 Expense ratio............     29.9%    29.3%    31.5%    28.3%   28.8%   24.7%    --
 Underwriting combined
  ratio...................    108.7%   101.3%    99.0%    98.0%   99.5%   99.2%    --
                            --------------------------------------------------------
INTERNATIONAL
 PROPERTY/CASUALTY
 OPERATIONS
 Net premiums written/6/..  $   172  $   127  $   110  $   109  $  123  $  114   34.9%
 Investment income before
  tax.....................       47       44       39       31      27      24   31.4
 Pretax income, excluding
  realized
  gains/losses/2/,/5/,/9/..      24       30       25       35      33      26   28.3
 Investments/7/...........      509      469      442      342     299     279   40.9
 Net claims and claim
  expense liabilities/6/..      202      164      156      121     109     105   45.8
 Loss ratio...............     80.2%    75.8%    71.5%    62.4%   64.4%   64.2%    --
 Expense ratio............     32.8%    35.2%    37.5%    33.4%   31.3%   31.9%    --
 Underwriting combined
  ratio...................    113.0%   111.0%   109.0%    95.8%   95.7%   96.1%    --
                            --------------------------------------------------------
GLOBAL LIFE/HEALTH OPERA-
 TIONS
 Net premiums written/6/..       --       --       --       --      --      --     --
 Investment income before
  tax.....................       --       --       --       --      --      --     --
 Pretax income, excluding
  realized
  gains/losses/2/,/5/,/9/..      --       --       --       --      --      --     --
 Net policy benefits for
  life/health
  contracts/6/............       --       --       --       --      --      --     --
                            --------------------------------------------------------
FINANCIAL SERVICE OPERA-
 TIONS
 Revenues, excluding net
  realized gains/losses...  $   115  $   100  $    88  $    90  $  101  $  106   11.0%
 Pretax income, excluding
  realized
  gains/losses/2/,/5/.....       10        1        6       14      27      30   13.3
                            --------------------------------------------------------
COMMON SHAREOWNERS' INFOR-
 MATION
 Average common shares
  outstanding--basic......     85.7     87.1     88.0     91.3    95.3   101.4     --
 --diluted................     87.6     89.0     89.9     93.2    95.3   101.5     --
 Dividend per common
  share...................  $  1.80  $  1.68  $  1.52  $  1.36  $ 1.20  $ 1.00    8.2%
 Total common dividends...      153      146      133      124     114     101    5.6
 Cost of common share
  repurchases.............      179       59      236      206     268     274     --
 Common shareowners'
  equity per share........    49.89    45.14    37.50    34.28   29.04   26.20   14.9
 Common share price:High..   123.13   101.88    93.00    95.75   59.25   68.38   12.4
 Low......................    78.63    84.88    69.00    55.00   45.88   48.75   12.0
 Year end.................   115.75   101.88    93.00    87.13   55.25   55.88   14.3

          See page 10 and notes to consolidated financial statements.

          NOTES TO THE ELEVEN-YEAR SUMMARY OF SELECTED FINANCIAL DATA

Only continuing operations are presented. Balance sheet data are as of December 31st. The 1996 North American property/casualty operations include the balance sheet of National Re as of December 31, 1996 and income statement amounts since the October 3, 1996 acquisition. International property/casualty and life/health operations are reported on a one-quarter lag. The international property/casualty operations include Cologne Re's balance sheet beginning at December 31, 1994 and its income statement beginning in 1995. Only nine months of Cologne Re's 1995 results are included in General Re's 1995 results due to the one-quarter reporting lag. Loss ratios, expense ratios and combined ratios shown in the table are computed in relation to net premiums earned (referred to as a "GAAP" combined ratio).

(1) Represents the five-year and ten-year compound annual growth rates.

(2) Excludes cumulative effect of accounting changes. The balance sheet data in the table on pages 8 and 9 reflect the adoption of Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting For Certain Investments in Debt and Equity Securities in 1994. In 1993, General Re adopted the accounting prescribed by the Emerging Issues Task Force for multiple-year, retrospectively rated reinsurance contracts. The cumulative effect from prior years recorded in 1993 increased net income by $14 million, or $.17 per share. In 1992, General Re adopted SFAS No. 109, Accounting for Income Taxes. The cumulative effect from prior years recorded in 1992 increased net income by $61 million, or $.71 per share.

(3)  After deducting minority interest.

(4) Operating return on equity is computed based on after-tax income, excluding realized gains/losses and cumulative effects of accounting changes, divided by average common shareowners' equity, excluding unrealized investment gains, at the beginning and end of the year. Prior years' operating return on equity have been revised to exclude the effect of unrealized investment gains/losses consistent with the new calculation. Total return on equity is computed based on net income plus the change in unrealized appreciation of investments and currency translation adjustments, net of deferred income taxes, divided by average common shareowners' equity at the beginning and end of the year.

(5)  Excludes amortization of goodwill.

(6)  Net of reinsurance.

(7)  Also includes investments for life/health operations.

(8)  Excludes financial services.

(9)  Excludes deduction of minority interest.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED OPERATING RESULTS

Comparison of 1997 with 1996

Net income of General Re Corporation and its subsidiaries ("General Re") was $968 million, or $12.04 per basic share, in 1997, an increase of 9.5 percent over the $11.00 per basic share earned in 1996. These results include after-tax realized gains of $.04 per basic share in 1997 and $.21 per basic share in 1996. Net income for 1997 on a diluted basis was $11.76 per share, an increase of 9.1 percent over $10.78 per share in 1996. The increase in 1997 earnings was primarily attributable to growth in investment income in the North American property/casualty operations, increased profitability in the global life/health operations, and higher trading revenues in the financial services operations. The North American property/casualty operations included the earnings from National Re Corporation and its subsidiaries ("National Re") for a full year in 1997, while General Re's 1996 operating results included the earnings of National Re only since its acquisition on October 3, 1996.

General Re's consolidated underwriting combined ratio was 100.6 percent in 1997, compared with 100.5 percent in 1996. Neither year was significantly affected by catastrophes.

Consolidated net premiums written in 1997 were $6,545 million, a decrease of $116 million, or 1.7 percent, from $6,661 million in 1996. Adjusted for the effects of foreign exchange, 1997 consolidated net premiums written increased
2.8 percent over 1996. North American property/casualty premium volume was $3,058 million in 1997, compared with $3,081 million in 1996, a decrease of
0.7 percent. Adjusted for the timing of the National Re acquisition, North American property/casualty net premiums written decreased approximately 5.3 percent during 1997. Net premiums written in the international property/casualty reinsurance operations were $2,268 million in 1997, compared to $2,505 million in 1996. Adjusted for the effects of foreign exchange, international property/casualty premiums written decreased approximately 1.0 percent for the year. Net premiums written for the global life/health segment were $1,219 million for 1997, compared to $1,075 million in 1996.

Consolidated investment income was $1,288 million in 1997, compared with $1,205 million in 1996. Investment income for the North American property/casualty operations was $814 million in 1997, an increase of 11.8 percent over $727 million earned in 1996. Investment income for the international property/casualty operations decreased 6.3 percent to $369 million in 1997, compared with $394 million in 1996. The decline in global interest rates and the strengthening of the U.S. dollar, principally against the German mark, were the major factors in the decline of investment income. Adjusted for the effects of foreign exchange, international investment income would have been unchanged from 1996. The life/health operations earned investment income of $73 million in 1997, compared to $59 million in 1996. The financial services operations earned investment income of $32 million in 1997, compared with $25 million in 1996.

Comparison of 1996 with 1995

In 1996, General Re's net income was $894 million, or $11.00 per basic share, an increase of 10.9 percent over the $9.92 per basic share earned in 1995. These results include after-tax realized gains of $.21 per basic share in 1996 and $.45 per basic share in 1995. The increase in 1996 earnings was primarily attributable to improved property/casualty underwriting results and growth in investment income in the North American and international property/casualty operations. Due to General Re's reporting of its international operations on a quarter lag, the 1996 results also benefited from a full year of results for Kolnische Ruckversicherungs-Gesellschaft AG ("Cologne Re") and the related joint-venture company, General Re-CKAG Reinsurance and Investment S.a r.l. ("GR-CK"), compared to only three quarters in 1995.

General Re's consolidated underwriting combined ratio was 100.5 percent in 1996 compared with 101.0 percent in 1995. Both the North American and international property/casualty operations had an improved underwriting result compared with the prior year.

Consolidated net premiums written in 1996 were $6,661 million, an increase of $559 million, or 9.2 percent, from $6,102 million in 1995. North American property/casualty premium volume was $3,081 million in 1996, compared with $2,964 million in 1995, an increase of 3.9 percent. North American property/casualty net premiums written in 1996 included approximately $89 million from National Re. Net premiums written in the international property/casualty reinsurance operations were $2,505 million in 1996, compared to $2,429 million in 1995. Net premiums written for the life/health operations were $1,075 million for 1996, as compared to $709 million in 1995.

Consolidated investment income was $1,205 million in 1996, compared with $1,017 million in 1995. The consolidation of a full year of Cologne Re in 1996 accounts for approximately $90 million of the $188 million increase in consolidated investment income in 1996. Investment income for the North American property/casualty operations was $727 million in 1996, an increase of
2.3 percent over $711 million earned in 1995. Investment income for the international property/casualty operations increased 59.5 percent to $394 million in 1996, compared with $247 million in 1995. The life/health operations earned investment income of $59 million in 1996, compared to $40 million in 1995. The financial service operations earned investment income of $25 million in 1996, compared with $19 million in 1995.

Pretax income discussed in each of the segment sections that follow is before minority interest deductions and goodwill amortization, both of which are deemed corporate expenses that have not been allocated to the segments.

NORTH AMERICAN PROPERTY/CASUALTY OPERATING RESULTS

                                                   YEARS ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1997      1996      1995
                                                  --------  --------  --------
                                                        (IN MILLIONS)
Income before taxes and realized gains/losses.... $    849  $    741  $    716
Net premiums written.............................    3,058     3,081     2,964
Net underwriting income..........................       23        27        13
Loss ratio.......................................     68.4%     69.0%     67.3%
Expense ratio....................................     30.8%     30.1%     32.3%
                                                  --------  --------  --------
Underwriting combined ratio......................     99.2%     99.1%     99.6%
                                                  ========  ========  ========
Investment income................................ $    814  $    727  $    711
Net other income (loss)..........................       12       (13)       (8)

North American property/casualty pretax income in 1997, excluding realized gains/losses, increased 14.4 percent over 1996 primarily due to growth in investment income of $87 million and increased other income of $25 million. The growth of pretax investment income in the North American operations was due to higher invested assets in existing operations and investment income from National Re. The growth in investment income was adversely affected by
(1) the shift in assets from taxable to tax-advantaged securities over the past few years in response to General Re's tax planning strategies; (2) the maturity and calls of higher yielding fixed income securities; and (3) the use of North American cash flow from operations to fund common dividends and share repurchases. The growth in other income was from increased financial reinsurance fees and lower corporate expenses.

The combined underwriting ratio is computed based on the relationship of losses and underwriting expenses to premiums earned. This ratio is General Re's principal indicator of underwriting performance, with less than 100 percent indicating an underwriting profit. In 1997, the combined ratio for the North American property/casualty segment was 99.2 percent, compared to 99.1 percent in 1996 and 99.6 percent in 1995. Underwriting results for each year from 1995 through 1997 were consistent with General Re's operating objective of achieving an underwriting profit and were not significantly affected by catastrophes.

On October 3, 1996, General Re acquired all of the outstanding shares of National Re, a North American property/casualty reinsurance group, in exchange for 4,023,901 shares of General Re's common stock and $313 million in cash, for a total cost of $900 million. National Re provides property and casualty reinsurance to insurers on a direct basis. In 1996, National Re's full-year gross premiums written were $364 million, of which approximately 70 percent was casualty business and 30 percent was property business. National Re's clients were predominantly small- to medium-sized, regional and specialty property/casualty insurers. Like General Re, National Re principally writes treaty and facultative reinsurance predominantly on an excess basis.

1997 NET PREMIUMS WRITTEN

Net premiums written in 1997 for the
North American property/casualty
operations of $3,058 million decreased
0.7 percent from $3,081 million in 1996, as the effects of competitive market conditions offset the growth in premiums arising from the National Re acquisition.
The pie chart to the right depicts the
relative share of property/casualty
premium by operating unit and the table
below shows net premiums for the past
three years by operating unit.
                                                            PIE CHART

                                                      Reinsurance     87%
                                                      General Star     9%
                                                      Genesis          4%

                                                     YEARS ENDED DECEMBER 31,
                                                     --------------------------
                                                       1997     1996    1995
                                                     -------- -------- --------
                                                           (IN MILLIONS)
Reinsurance......................................... $  2,662 $  2,696 $ 2,643
General Star Companies (excess and surplus lines)...      270      256     210
Genesis Companies (direct excess and alternative
 markets)...........................................      126      129     111
                                                     -------- -------- -------
 Total.............................................. $  3,058 $  3,081 $ 2,964
                                                     ======== ======== =======

General Re's reinsurance business includes both portfolio and facultative premiums. Portfolio business includes reinsurance treaties and programs. Programs are similar to treaties in that they reinsure a group, or portfolio, of policies, but exhibit the higher risk volatility characteristics more often associated with facultative reinsurance, and accordingly are structured on a per policy rather than per occurrence basis. Net premiums written by the reinsurance operations declined by 1.2 percent in 1997. The decline in 1997 was primarily attributable to a competitive environment in both the primary and reinsurance markets, which together resulted in downward pressure on reinsurance rates and terms. General Re has continued to emphasize underwriting discipline in this competitive market.

In 1996 and 1997, the North American operations experienced favorable portfolio premium growth from regional and specialty insurance companies. In 1997, portfolio business with regional and specialty companies increased 10.2 percent due to organic growth and the acquisition of National Re. Regional company business has increased from approximately 65 percent to 77 percent of General Re's North American portfolio business. This growth was offset by a continued decline in portfolio business from large national companies. The decline in large company premium cessions has been primarily due to increased risk retentions and consolidation activity within this segment of the primary insurance industry.

The wholesale nature of reinsurance transactions periodically results in somewhat volatile premium trends between quarters and years. The addition or loss of a large contract may significantly affect General Re's premium growth, although large contracts generally have a smaller effect on earnings than on premium trends. General Re's treaty contracts usually include short-term cancellation provisions. During 1997, General Re's largest treaty, which had annualized net premiums written of approximately $250 million and contributed less than one half of one percent of General Re's 1997 net income, was terminated as of September 30, 1997 as a result of the cedent's decision to retain the related risk.

For the General Star operations, which primarily write excess, surplus and specialty insurance, net premiums written grew 5.3 percent in 1997 due to increased direct writings and higher retention levels. General Star has produced an underwriting profit for thirteen consecutive years.

The Genesis operations provide direct excess insurance and reinsurance to companies with self-insurance programs. Net premiums written for Genesis decreased during the year by 2.2 percent from 1996 levels, principally due to a decline in specialty liability business.

INTERNATIONAL PROPERTY / CASUALTY OPERATING RESULTS

                                                   YEARS ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1997      1996      1995
                                                  --------  --------  --------
                                                        (IN MILLIONS)
Income before taxes and realized gains/losses.... $    315  $    320  $    200
Net premiums written.............................    2,268     2,505     2,429
Net underwriting loss............................      (55)      (53)      (63)
Loss ratio.......................................     72.1%     73.2%     77.0%
Expense ratio....................................     30.3%     28.9%     25.8%
                                                  --------  --------  --------
Underwriting combined ratio......................    102.4%    102.1%    102.8%
Investment income................................ $    369  $    394  $    247
Net other income (loss)..........................        1       (22)       16

Income before taxes and realized gains/losses for the international property/casualty operations was $315 million in 1997, a decrease of 1.3 percent from 1996. The comparisons of 1997 to 1996 were affected adversely by the 11.5 percent strengthening of the U.S. dollar relative to the German mark, the most important currency in this segment. Adjusted for the effects of foreign exchange, income before taxes and realized gains/losses of the international property/casualty segment would have increased by approximately
4.0 percent.

                                     International net premiums written were
                                     $2,268 million in 1997, compared with
                                     $2,505 million in 1996. The composition
                                     of international property/casualty
                                     premiums by currency presented in the
                                     chart to the left displays the geographic diversification of General Re's international business. The category labeled "Other" represents more than 100 currencies.

    PIE CHART
Germany         46%
US$ Foreign     13%
Other           12%
United Kingdom   9%
Australia        6%
France           6%
Japan            3%
Hong Kong        3%
Spain            2%

                                     The reported decline in premiums was
                                     affected by a stronger U.S. dollar which reduced international premiums when translated into U.S. dollars. Adjusted for the effects of foreign exchange, international property/casualty premiums written decreased approximately 1.0 percent in 1997. The decline in international property/casualty premiums was primarily due to higher ceding company retention levels and disciplined underwriting in the face of increased competition in European insurance markets.

International property/casualty investment income decreased 6.3 percent from 1996. Adjusted for the effects of foreign exchange, investment income was essentially flat, despite positive cash flow, due to the decline in global interest rates over the last few years.

GLOBAL LIFE/HEALTH OPERATING RESULTS

                                                    YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1997      1996      1995
                                                   --------  --------  --------
                                                         (IN MILLIONS)
Income before taxes and realized gains/losses..... $     83  $     53  $     50
Net premiums written
 Life.............................................      859       812       542
 Health...........................................      360       263       167
Net underwriting income...........................       13         2        10
Investment income.................................       73        59        40
Net other income (loss)...........................       (3)       (7)        0

This segment includes the North American and international life/health operations of Cologne Re. During 1997, the life/health operations' income before taxes and realized gains increased by 56.7 percent primarily due to increased investment income derived from growth in the business, improved mortality experience in the North American individual life operations and improved health underwriting experience.

Net premiums written in 1997 were $1,219 million, an increase of 13.4 percent over 1996. Approximately 38 percent of General Re's life/health net premiums were written in Europe, another 47 percent were written in North America and the remaining 15 percent were written throughout the rest of the world. The segment experienced strong premium growth both in North America and internationally. The North American operation's growth was primarily in the individual life, group life and individual health segments. The international operation's growth was spread throughout continental Europe, the United Kingdom and Australia. Adjusted for the effects of foreign exchange, 1997 global life reinsurance premiums increased approximately 16.0 percent compared to 1996. Health reinsurance premiums written increased 36.5 percent in 1997 compared to 1996. This growth was primarily due to two new blocks of individual health reinsurance business written in the United States. Premium growth rates for global life/health operations for 1998 may be lower than those experienced in 1997.

Investment income for the global life/health operations was $73 million in 1997, compared to $59 million in 1996. The increase in investment income was due to the significant growth in premium volume and invested cash flow.

FINANCIAL SERVICES OPERATING RESULTS

                                                      YEARS ENDED DECEMBER 31,
                                                     --------------------------
                                                       1997     1996     1995
                                                     -------- -------- --------
                                                           (IN MILLIONS)
Income before taxes and realized gains/losses....... $    105 $    100 $    100
Total revenues......................................      300      269      250
Net investment income...............................       32       25       19
Other income........................................       73       75       81

The financial service operations include General Re's derivative products, insurance brokerage and management, investment management, reinsurance brokerage and real estate management operations. Pretax income for the financial service operations was $105 million and $100 million in 1997 and 1996, respectively. The 4.8 percent growth in pretax income was due to higher 1997 income in General Re's derivative products operations, General Re Financial Products Corporation and affiliates ("GRFP").

GRFP is a dealer in derivative products and offers a full line of interest rate, currency, credit and equity swaps, options and other derivative products. GRFP's gross trading revenue was $175 million in 1997, compared to $144 million in 1996 and $142 million in 1995. The growth in 1997 revenues was principally attributable to growth in GRFP's European fixed income and foreign exchange options business.

GRFP closely controls its derivatives operations and actively manages its open positions to limit its risk exposures. GRFP hedges its exposure to market risk (which includes foreign exchange, interest rate, credit spread, equity, swap spread, volatility, correlation, and yield curve risks) in connection with its dealer activities by purchasing or selling futures contracts, entering into forward foreign exchange contracts, purchasing or selling U.S. and foreign government securities or entering into offsetting derivative transactions.

CONSOLIDATED FINANCIAL CONDITION

Assets/Investments

At December 31, 1997, total assets were $41,459 million, compared with $40,161 million at December 31, 1996. The $1,298 million growth in assets was attributable to an increase of $893 million in the total assets of the North American property/casualty operations and $755 million in the financial services segment, offset by a $350 million decrease in the international reinsurance operations due to foreign exchange.

At December 31, 1997, total insurance invested assets were $24,576 million, compared with $23,168 million at December 31, 1996, an increase of 6.1 percent. The $1,408 million increase in insurance invested assets was the result of an increase of $1,116 million in the North American property/casualty segment and an increase of $291 million in the international reinsurance operations. This increase was primarily the result of unrealized appreciation in the fixed income and common equity portfolios and operating cash flow, partly offset by common stock repurchases and dividend payments. The financial service operations had $2,780 million of invested assets at December 31, 1997, a decrease of $613 million compared to December 31, 1996. The $613 million decrease in financial services invested assets results from changes in the hedging needs and activities of GRFP.

Included in General Re's invested assets was $2,460 million and $1,625 million of unrealized appreciation, after deferred income taxes, at December 31, 1997 and December 31, 1996, respectively. The increase was due to the appreciation of equities and bonds held in the North American and the international operations.

NORTH AMERICAN PROPERTY/CASUALTY INVESTED ASSETS

General Re's North American property/casualty investment portfolios are managed for both after-tax total return and after-tax investment income. These investment objectives recognize that a significant portion of the fixed income portfolio supports the claim and claim expense liabilities, and therefore, is subject to appropriate liquidity, duration, currency, quality and other constraints. At December 31, 1997, total invested assets of the North American property/casualty operations were $15,995 million, a 7.5 percent increase over 1996 invested assets.

The composition of the North American property/casualty invested assets as a percentage of the total North American property/casualty portfolio at December 31, 1997 is shown in the pie chart below.

                                          As in 1996, almost all newly
                                          generated cash flow in 1997 was used
                                          to pay dividends to shareowners and
                                          repurchase General Re's common
                                          stock. Within the portfolio, General
                                          Re continued to shift assets from
                                          taxable to tax-advantaged securities
                                          as part of its tax planning
                                          strategies. As new cash flow becomes
                                          available for investment, General Re
                                          anticipates it will be allocated to
                                          share repurchases and to those areas
                                          with the highest after-tax returns
                                          or income.

                PIE CHART
U.S. Tax-exempt bonds           48%
Common equities                 23%
Corporate bonds                 7%
Preferred Stock                 7%
Mortgage and asset-backed       7%
U.S. Government bonds           3%
Foreign bonds                   2%
Other                           3%

                                          To minimize its exposure to shifts
                                          in interest rates, General Re
                                          balances, within a range, the
                                          duration of the fixed maturity
                                          investments (present-value weighted
                                          measure of average life) to match
                                          the duration of the
                                          property/casualty claim liabilities.

At December 31, 1997, the effective average maturity of the fixed-maturity portfolio was 11.5 years, compared to an estimated average life of 9.2 years for General Re's property/casualty claim liabilities. The duration of property/casualty assets was 4.8 years, compared with 4.5 years for the property/casualty claim liabilities. This compares with 1996 durations of 5.1 years and 4.5 years, respectively.

Included in fixed-maturity investments were mortgage-backed securities of $952 million (3.9 percent of consolidated insurance investments) and other asset-backed securities of $84 million (0.3 percent of consolidated insurance investments) at December 31, 1997. These securities have interest and principal repayment patterns that differ from typical fixed maturities, since their duration and ultimate yield are exposed to the effect of prepayments. Mortgage-backed securities are generally issued by quasi-federal agencies or federally supported institutions, which results in relatively low credit risk. Most of the mortgage-backed and other asset-backed securities are publicly traded and market values were obtained from an external pricing service.

At December 31, 1997, common equity investments in the North American portfolio totaled $3,695 million, representing 23.1 percent of the North American property/casualty investment portfolio. The North American common equity portfolio is well diversified and primarily consists of holdings in companies with large market capitalizations, which collectively have a calculated volatility approximating the Standard & Poor's 500 index. General Re has purchased futures contracts to hedge approximately 10 percent of the common equity portfolio as a means to achieve target asset allocations within the North American portfolio. To the extent that General Re's portfolio held the same securities as the futures contracts, related gains and losses on the futures contracts were treated as basis adjustments to those securities held. Otherwise, gains and losses on the futures contracts were not deemed to qualify for such hedge accounting treatment. Included in realized gains and losses for 1997 and 1996, respectively, were $57 million and $72 million of losses from these futures contracts, while $64 million and $53 million, respectively, of losses were recorded as basis adjustments for hedged equities and, accordingly, reduced shareowners' equity.

The North American investment portfolio includes nontraditional, private investments. These alternative investments, included in the balance sheet caption, "Other invested assets," were $558 million (2.3 percent of consolidated insurance investments) and $435 million (1.9 percent of consolidated insurance investments) at December 31, 1997 and 1996, respectively. Most of these investments are interests in limited partnerships managed by outside professional managers. Over time, these investments are expected to provide a higher return than the overall North American property/casualty investment portfolio. This segment, however, also may entail a greater amount of risk, both in terms of limited liquidity and greater uncertainty of returns, compared to the rest of General Re's portfolio. General Re evaluates the fair value of these alternative investments on a quarterly basis by reviewing available financial information of the investee and performing other financial analyses in consultation with external advisors.

Credit Quality

                                            Credit considerations are an
     BAR CHART                              important part of General Re's
                                            fixed-maturity investment
Nonrated       3.9%                         strategy. The overall fixed-
Below BBB      1.0%                         maturity portfolio continued to
      BBB      2.6%                         have an average credit rating of
        A     17.9%                         AA at December 31, 1997. The
       AA     30.0%                         distribution of General Re's North
      AAA     44.6%                         American property/casualty fixed-
                                            maturity portfolio by credit
                                            quality is presented in the chart
                                            on the left. Management estimates
                                            that the credit quality of
                                            nonrated securities is equivalent
                                            of A.

Investment Returns

Pretax yields on the North American property/casualty bond portfolios were as follows:

                                                          DECEMBER 31,
                                                          --------------
                                                           1997    1996   CHANGE
                                                          ------  ------  ------
Taxable..................................................   7.57%   7.62% (5)bps
Tax-exempt...............................................   6.00%   5.95%  5 bps

During 1997 calls and maturities on grandfathered tax-exempt bonds were approximately $73 million and preferred equity calls were $251 million. The called bonds had an average yield of approximately 7.93 percent and the proceeds from the calls were reinvested at an average yield of approximately
5.40 percent. The preferred equities had an average yield of approximately 7.82 percent and the proceeds from the calls were reinvested at an average yield of approximately 7.20 percent. Based on its current investment portfolio and the current yield curve, General Re presently anticipates additional calls and maturities through the end of 1998 of approximately $89 million for grandfathered tax-exempt bonds and $109 million for preferred equities, with average yields of approximately 7.40 percent and 8.15 percent, respectively. Reinvestment of these funds may occur at lower yields.

Pretax total return for North American investments was 12.6 percent in 1997, compared with 7.1 percent in 1996 and 18.9 percent in 1995. Almost all investment sectors recorded higher returns in 1997 than in 1996, primarily due to lower interest rates and higher common equity values in 1997. The total pretax returns on the North American investment portfolio by major asset class were as follows:

                                                                YEARS ENDED
                                                                DECEMBER 31,
                                                               ----------------
                                                               1997  1996  1995
                                                               ----  ----  ----
Short-term securities.........................................  5.9%  5.6%  6.0%
Taxable bonds.................................................  9.8   3.6  17.5
Tax-exempt bonds..............................................  9.0   3.9  15.1
Foreign bonds.................................................  5.6   9.5  13.7
Common equities............................................... 32.3  22.6  37.9
Foreign equities..............................................  7.5  18.5   9.2
Preferred equities............................................ 11.5   9.1  17.6

The total after-tax return for the North American investment portfolio was 12.1 percent in 1997 and 6.0 percent in 1996.

INTERNATIONAL INVESTED ASSETS

General Re's international
property/casualty and life/health
reinsurance operations held invested
assets of $8,581 million at December
31, 1997, an increase of $291 million
from December 31, 1996. These
portfolios include $6,851 million of
Cologne Re's investments, $1,334
million in wholly owned international
operations' investments and $396
million of GR-CK investments. Most of
the international invested assets are
managed internally.

                                                        PIE CHART
                                                Corporate & other bonds     33%
                                                Other foreign government    21%
                                                Common equities             12%
                                                Short-term                  11%
                                                U.S. Government bonds       10%
                                                German federal and state
                                                 government                 10%
                                                Other                       3%


General Re's international investment
portfolios are managed for both
after-tax total return and after-tax
investment income, taking into
consideration the duration and
currency structure of the operations'
reinsurance liabilities. The
investment objectives of each
individual subsidiary within the
segment are determined by specific
investment guidelines which consider
the different legal and tax
requirements in their respective
jurisdictions.

The composition of the international investment portfolio by major asset class at December 31, 1997 is presented in the chart above. The composition of the international investment portfolio did not change significantly from the prior period with slightly over 85 percent of the portfolio invested in fixed income securities. The fixed income investment policy is increasingly focused on earning a stable yield spread relative to Government bond markets by concentrating on the management of credit risk.

To minimize its exposure to shifts in interest rates, General Re's international operations balance, within a range, the duration of the fixed maturity investments to match the duration of their claim liabilities. The international operations write a greater portion of their business in property lines of business than General Re's North American operations and, accordingly, invest in shorter duration securities as part of their program to match asset and liability durations. The sharing of investment income under certain reinsurance agreements also lowers the duration of the international operations' liabilities. At December 31, 1997, the average duration of the fixed income portfolio including short-term securities was 3.5 years.

                                     The fixed income portfolio of the
                                     international operations consists of high credit quality securities. Substantially all bonds were investment grade; the average rating of the portfolio was above AA. The table to the left presents the credit ratings of fixed-maturity securities held in the international investment portfolios. The common equity portfolio was well diversified with holdings principally from the major stock markets in Europe, the United States and Japan. The real estate portfolio of $161 million was internationally diversified with principal holdings in Germany. The relatively high share of short-term investments in the portfolio is due to the need to hedge investment crediting provisions in certain deposit contracts.

        BAR CHART
Nonrated        2.8%
Below BBB       0.6%
      BBB       1.5%
        A       5.4%
       AA      31.8%
      AAA      57.9%

                                     The currency structure of the
                                     international investment portfolio is
                                     globally diversified according to the
                                     currency of the underlying reinsurance
                                     liabilities. General Re hedges its
                                     currency risk by seeking to match its
                                     assets and liabilities by currency. The
                                     composition of the international
                                     operation's invested assets by currency
                                     is presented in the chart to the left.
     PIE CHART
German Mark       35%
U.S. Dollar       31%
U.K. Sterling     15%
Australian Dollar  6%
French Franc       3%
Japanese Yen       1%
Other              9%

                                     CONSOLIDATED LIABILITIES

                                     The gross liability for claims and claim expenses, which provides for estimated future payments arising from current and prior property/casualty reinsurance transactions, amounted to $15,797 million and $15,977 million at December 31, 1997 and 1996, respectively. The decrease in the liability of $180 million during 1997 was due to a decrease of $83 million in the North American property/casualty segment and a decrease of $97 million in the international property/casualty segment. The decline in the North American property/casualty gross liability for claims and claim expenses was due to slower premium growth and commutation activity. Adjusted for the effects of foreign exchange, the international liability for claims and claim expenses increased approximately 8.0 percent. In addition to the gross liability for property/casualty claim and claim expenses, General Re had a gross liability for policy benefits for life/health contracts of $907 million and $751 million at December 31, 1997 and 1996, respectively.

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

Consolidated net claims and claim expenses for 1996 and prior accident years experienced favorable development of $168 million in 1997. Net claims and claim expenses for 1996 and prior accident years for the North American operations experienced favorable development of $178 million in 1997. The net favorable loss development was due to favorable development on casualty lines of business, partially offset by losses related to environmental, asbestos and other mass tort claims. Net claims and claim expenses for 1996 and prior accident years for the international operations, adjusted for the effects of foreign exchange, had adverse development of $10 million in 1997. The net adverse loss development for the international operations was primarily related to strengthening of reserves for certain casualty business. Due to customary lags in underwriting activity reports from European ceding companies, there may be correlated development of premium and losses in the international property/casualty operations. These premiums may not be included in the reserve development discussed above.

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

                                                            1997   1996   1995
                                                           ------ ------ ------
                                                              (IN MILLIONS)
Gross liability, beginning of year........................ $1,989 $1,756 $1,478
Reinsurance recoverable...................................    635    498    382
                                                           ------ ------ ------
Liability, net of reinsurance, beginning of year..........  1,354  1,258  1,096
 Amount incurred during year..............................    227    179    298
 Less: amount paid during year............................    145    108    136
 Acquisition of National Re in 1996.......................     --     25     --
                                                           ------ ------ ------
Liability, net of reinsurance, end of year................  1,436  1,354  1,258
Reinsurance recoverable...................................    611    635    498
                                                           ------ ------ ------
Gross liability, end of year.............................. $2,047 $1,989 $1,756
                                                           ====== ====== ======

General Re continuously estimates its liabilities and related reinsurance recoverable for environmental and latent injury claims and claim expenses. While most of its liabilities for such claims arise from exposures in North America, General Re has also provided for international environmental and latent injury exposures. Environmental and latent injury exposures do not lend themselves to traditional methods of loss development determination and therefore reserves related to these exposures may be considered less reliable than reserves for standard lines of business (e.g., automobile). The estimate for environmental and latent injury losses is composed of four parts: known claims, development on known claims, IBNR and direct excess coverage litigation expenses. General Re's estimate for IBNR is based on fitted curves of estimated future claim emergence; this estimate is less reliable than the estimated liability for reported claims. The effect of joint and several liability on the severity of claims and a provision for future claims inflation have been included in the loss development estimate.

General Re has established a liability for litigation costs associated with coverage disputes arising out of direct excess insurance policies (rather than from reinsurance assumed). Such coverage litigation expenses are estimated using an actuarial estimate of actionable items and their projected costs. General Re paid $6 million in such costs during 1997, and as of December 31, 1997, the liability for future litigation costs related to coverage disputes for environmental and latent injury claims was $96 million (included in the table above). As coverage disputes are tried and verdicts rendered, General Re expects that the settled case law will result in a downward trend in future direct excess litigation expenses. Because reinsurance contracts generally contain arbitration clauses which control disputes between the ceding company and the reinsurer, General Re does not expect the future litigation costs associated with reinsurance disputes to be material.

Comprehensive environmental laws have been enacted in many foreign countries, generally imposing sanctions in the form of cleanup costs, civil damage awards, fines and/or imprisonment. Changes in environmental regulations and environmental verdicts may affect future claim development.

The liability for environmental and latent injury claims and claim expenses is management's best estimate of future claim and claim expense payments and recoveries which are expected to develop over the next several decades. General Re continuously monitors evolving case law and its effect on environmental and latent injury claims. Changing government regulations, newly identified toxins, newly reported claims, new theories of liability, new contract interpretations and other factors could significantly affect future claim development. While General Re has recorded its current best estimate of its liabilities for unpaid claims and claim expenses, it is reasonably possible that these estimated liabilities, net of estimated reinsurance recoveries, may increase in the future and that the increase may be material to General Re's results from operations, cash flows and financial position. It is not possible to estimate reliably the amount of additional net loss, or the range of net loss, that is reasonably possible.

General Re discounts certain liabilities associated with workers' compensation claims. Current statutory rules allow the discounting of "tabular reserves" as defined and allow discounting of nontabular reserves if permitted by the insurer's state of domicile. As of December 31, 1997, General Re recorded $1,658 million in claim liability discount, of which $1,047 million relates to tabular reserves and $611 million relates to nontabular reserves for medical costs associated with tabular reserve claims. The Delaware Insurance Department has confirmed that General Re may discount both its tabular reserves and the medical expenses associated with such tabular reserves at 4.5 percent per year.

Catastrophe losses may have a significant effect on the insurance and reinsurance industry. General Re has exposure to windstorm, hail, earthquake and other catastrophic events, all of which are managed through several measures, including underwriting controls, occurrence caps on certain property treaties, modeling and monitoring its accumulations and imposing zonal limits. In addition, General Re uses its retrocessional programs to limit its net losses from catastrophes.

FINANCIAL SERVICES ASSETS AND LIABILITIES

The asset and liability positions of the financial service operations fluctuate based on ongoing derivatives transactions and related risk management activities. The purchase of U.S. and foreign government securities (fixed maturities at fair value), which are primarily financed through collateralized repurchase agreements (securities sold under agreements to repurchase), and the "short" sale of U.S. and foreign government securities (securities sold but not yet purchased), whose proceeds are invested in reverse repurchase agreements (securities purchased under agreements to resell), contribute to the short-term fluctuations in the operations' total assets and liabilities, while generally not having any material effect on common shareowners' equity. During 1997, invested assets of these operations decreased $613 million to $2,780 million. Securities purchased under agreements to resell (an asset) increased $903 million in 1997. Securities sold under agreements to repurchase (a liability) decreased $955 million in 1997 to $1,030 million. Securities sold but not yet purchased represent obligations of General Re to deliver the specified security at the contracted price, thereby creating a liability to repurchase the security in the market at prevailing prices. Accordingly, General Re's ultimate obligation to satisfy the sale of securities sold but not yet purchased may exceed the amount recognized in the balance sheet. The liability for securities sold but not yet purchased increased $321 million in 1997 to $1,190 million at December 31, 1997.

VALUE AT RISK

As a global reinsurance and financial services company, General Re is subject to market risk arising from the potential change in the value of its various financial instruments. These changes may be due to fluctuations in interest and foreign exchange rates, and changes in credit spreads and in equity prices. The level of market risk is influenced by many factors, such as volatility, correlation and liquidity. Potential gains or losses from changes in market conditions can be estimated through statistical models that attempt to predict within a specified confidence level the "value at risk" based on historical price and volatility movements. For example, if historical probabilities indicate that the change in the value of a fixed income security would not be expected to exceed $1 million with a 95 percent probability within a given time period, then the security's value at risk at a 95 percent confidence level for that period is $1 million.

Market and Interest Rate Risk: Reinsurance Operations

  The major components of market risk affecting the reinsurance operations are interest rate, foreign currency and equity risk. The reinsurance operations have fixed income investment portfolios with a value of $16,847 million at December 31, 1997 that are subject to changes in value due to changes in market interest rates. In addition, certain mortgage-backed and asset-backed securities are exposed to accelerated prepayment risk generally caused by interest rate movements. Should interest rates decline, mortgage holders are more likely to refinance existing mortgages at lower rates. Acceleration of repayments could adversely affect future investment income, if reinvestment of the cash received from repayments is in lower yielding securities.

  In addition to interest rate risk, General Re's common equity portfolio of $4,748 million at December 31, 1997 is subject to changes in value based on changes in equity prices, predominately from the United States and European equity markets. General Re's U.S. and European common equity portfolios are highly correlated with the S&P 500 and Eurotop 100 indices, respectively. The unrealized change in value of the equity portfolios would be included net of deferred taxes in shareowners' equity. To hedge a portion of its exposure to movement in the value of its North American equity portfolio, General Re entered into futures contracts which had a notional value of $379 million at December 31, 1997.

  General Re's reinsurance operations have exposure to movements in various currencies around the world, particularly the German mark, British pound and Australian dollar. Changes in currency exchange rates primarily affect the international components of General Re's balance sheet, income statement and statement of cash flows. This exposure is somewhat mitigated by the fact that General Re's reinsurance premiums and invested assets are partially offset by claims incurred and claim liabilities, respectively, denominated generally in the same currency.

  Value at risk estimates are presented in the table below and represent the potential after-tax change in value of General Re's invested assets, which, to the extent unrealized, would be included directly in shareowners' equity. These estimates exclude any potentially offsetting effect resulting from movements in the economic value of General Re's liabilities, most importantly, loss reserves and minority interest. The estimates shown in the table were calculated using Monte Carlo simulation involving 5,000 stochastic paths with a 95 percent confidence level based on weekly correlations and volatilities observed for 1993-1997. Mean assumptions included no change in weekly interest and foreign exchange rates and an 8 percent annual appreciation for the common equity portfolio. General Re's total value at risk includes a diversification benefit since interest rate, equity and currency risks are only partially correlated. The overall after-tax value at risk for General Re at December 31, 1997 was as follows:

                                                                     IN MILLIONS
      Interest rate risk............................................    $ 80
      Equity risk...................................................      82
      Foreign exchange risk.........................................      47
      Diversification benefit.......................................     (73)
                                                                        ----
        Total.......................................................    $136
                                                                        ====

Market and Interest Rate Risk: Financial Services

  General Re's financial service operations are subject to market risk principally through GRFP. GRFP monitors its market risk on a daily basis across all swap and option products by calculating the effect on operating results of potential changes in market variables over a one-week period, based on historical market volatility, correlation data and informed judgment. This evaluation is done on an individual trading book basis, against limits set by individual book, to a 95% probability level. GRFP sets market risk limits for each type of risk, and for an aggregate measure of risk, based on a 99% probability that movements in market rates will not affect the results from operations in excess of the limit over a one week period. Risk is measured primarily by Monte Carlo simulations to obtain the required degree of confidence. GRFP's 1997 aggregate weekly market risk limit across all trading books increased from $10 million to $15 million from April 1997 onward, consistent with the growth in GRFP's business. In addition to these daily and weekly assessments of risk, GRFP prepares periodic stress tests to assess its exposure to extreme movements in various market risk factors.

  The table below shows the highest, lowest and average value at risk, as calculated using the above methodology, by broad category of market risk to which GRFP is exposed. The table also shows the highest, lowest and average profit and losses recorded over one week periods. There was no one-week period during the year in which reported profit or loss exceeded the risk limit.

  VALUE AT RISK

                                             1997                       1996
                         -------------------------------------------- ---------
                                          FOREIGN
                         INTEREST RATE EXCHANGE RATE EQUITY ALL RISKS ALL RISKS
                         ------------- ------------- ------ --------- ---------
                                             (IN MILLIONS)
   Highest..............      $11           $ 6       $ 5      $13       $11
   Lowest...............        6             3         0        7         7
   Average..............        9             4         2       10         9

  For 1997 and 1996, respectively, the largest weekly pretax gains were $5 million and $4 million, respectively, while the largest weekly pretax loss was $3 million in both years. The average effect of these risks on income was neutral.

  GRFP evaluates and records a fair-value adjustment against trading revenue to recognize counterparty credit exposure and future costs associated with administering each contract. The expected credit exposure for each trade is initially established on the trade date and is determined through the use of a proprietary credit exposure model that is based on historical default probabilities, market volatilities and, if applicable, the legal right of setoff. These exposures are continually monitored and adjusted due to changes in the credit quality of the counterparty, changes in interest and currency rates or changes in other factors affecting credit exposure. The fair value allowance for counterparty credit exposures and future administrative costs on existing contracts was $93 million and $77 million at December 31, 1997 and 1996, respectively. Since inception, GRFP has not experienced any credit losses

YEAR 2000 ISSUES

Companies with automated systems generally are facing the problem that certain computer programs may experience software malfunctions with the advent of the Year 2000. Since many business software programs use only two digits to specify the year, rather than four, such programs would likely treat "00" associated with the Year 2000 as the year 1900.

General Re has a project under way to modify its internal mainframe, server and personal computer hardware and software applications that may be affected by the Year 2000 change. In addition, General Re is reviewing the related initiatives of its principal vendors and other important third-party relationships. Both internal and external resources have been engaged to modify General Re's computer systems for Year 2000 compliance. Included in consolidated operating results was approximately $6 million and $1 million for the cost of these procedures in 1997 and 1996, respectively. An additional $13 million is the anticipated cost to complete the modifications.

In addition to its own computer systems and third-party relationships, General Re may also have exposure in its property/casualty operations to claims asserted under certain insurance policies for damages caused by companies' failure to address their Year 2000 computer problem. General Re has made significant investments in understanding and evaluating the potential insurance exposures arising from Year 2000 problems. A quantification of the insurance industry's or General Re's potential exposure to Year 2000 losses is not yet possible, as policy wordings vary and legal interpretations of possible insurance coverage for losses is likely to differ from jurisdiction to jurisdiction.

SHAREOWNERS' EQUITY

Common shareowners' equity at December 31, 1997 was $8,161 million, or $105.40 per basic share, an increase of 17.3 percent over $89.82 per basic share at December 31, 1996. The increase was primarily due to net income of $968 million, an increase in after-tax unrealized investment gains of $835 million, a decrease in unrealized foreign currency translation losses of $11 million and the reissuance of common stock of $48 million under employee compensation and benefit plans, partially offset by common share repurchases of $864 million and common and preferred stock dividends of $184 million. Common shareowners' equity at December 31, 1996 increased 11.2 percent over the $6,587 million at year-end 1995.

LIQUIDITY AND CAPITAL RESOURCES

A summary of General Re's cash flow by business segment was as follows:

                       YEARS ENDED DECEMBER 31,
                      ----------------------------
                        1997      1996      1995
                      --------  --------  --------
                            (IN MILLIONS)
OPERATING
 ACTIVITIES:
 North American
  property/casualty.. $    827  $    930  $    985
 International
  property/casualty
  and life/health...       627       740       740
 Financial
  services..........        14         8        49
                      --------  --------  --------
Consolidated
 operating cash
 flow...............     1,468     1,678     1,774
                      --------  --------  --------
INVESTING ACTIVI-
 TIES:
 North American
  property/casualty..     (218)       93      (848)
 International
  property/casualty
  and life/health...      (286)     (826)     (936)
 Financial
  services..........      (498)      (13)       21
 Cash used for
  acquisitions......        --      (313)       --
 Cash obtained in
  acquisitions......        --         3        --
                      --------  --------  --------
Consolidated invest-
 ing cash flow......    (1,002)   (1,056)   (1,763)
                      --------  --------  --------
FINANCING ACTIVI-
 TIES:
 North American
  property/casualty..     (594)     (733)     (149)
 International
  property/casualty..     (318)       88       162
 Financial
  services..........       433       130        (8)
                      --------  --------  --------
Consolidated financ-
 ing cash flow......      (479)     (515)        5
                      --------  --------  --------
Consolidated change
 in cash............  $    (13) $    107  $     16
                      ========  ========  ========

Cash flow from operations was $1,468 million in 1997, compared with $1,678 million in 1996, and $1,774 million in 1995. The decline was principally due to claim commutation activity, foreign exchange and generally lower underwriting cash flow. North American property/casualty financing cash flows include General Re's share repurchases and dividends to shareowners. During 1996, General Re utilized $313 million in cash for the acquisition of National Re.

General Re's property/casualty and life/health operations enter into contracts that are recorded as deposits. Cash flows from these transactions, which are included in financing activities, can be volatile from year to year, but generally do not have a material effect on consolidated net income. During 1998, General Re expects approximately $300 million of deposits to mature. The effect of these maturities is net likely to be material to the financial position or results from operations of General Re.

General Re's financial service operations have issued various debt instruments in connection with their match-funded investment operations. The obligations and related investments have been swapped into variable rate U.S. dollar LIBOR instruments.

Dividends paid to General Re common and preferred shareowners were $185 million, $174 million and $172 million in 1997, 1996 and 1995, respectively. General Re used $864 million, $735 million and $35 million to repurchase 4,692,300 shares, 4,989,000 shares and 235,200 shares of its common stock in the years ended December 31, 1997, 1996 and 1995, respectively. Through December 31, 1997, General Re has used $3.2 billion to repurchase 31,825,800 shares of its common stock since the inception of its repurchase program in 1987. On December 10, 1997, General Re's Board of Directors authorized $750 million of share repurchases, in addition to the standing authority to repurchase shares in anticipation of shares to be issued under various compensation plans. The December 1997 repurchase authorization had $696 million of remaining capacity as of December 31, 1997. On February 11, 1998, the Board of Directors declared a regular quarterly dividend of $.59 per share on the common stock of General Re. This represents an increase of 7.3 percent over the $.55 per share dividend paid in prior quarters during 1997 and the 22nd consecutive year in which General Re has increased its dividend.

CREDIT RATINGS

At December 31, 1997, General Re had $275 million of senior debt outstanding of which $150 million was issued by General Re Corporation and is rated AAA by Standard & Poor's and Aa1 by Moody's, and $125 million was issued by National Re and is rated AA by Standard and Poor's and Aa2 by Moody's. General Re Corporation issues commercial paper to provide additional financial flexibility for its operations. Commercial paper offered by General Re Corporation has been rated A1+ by Standard & Poor's and Prime 1 by Moody's. At December 31, 1997, $689 million of commercial paper was outstanding, all of which was used by the financial service operations for various funding needs.

General Re has $1.8 billion of available lines of credit, which provide financial flexibility and support its commercial paper program. The credit lines consist of a 364-day facility of $800 million and a five-year credit facility for the remaining $1 billion. The credit agreements with the banks require General Re to maintain a minimum consolidated tangible net worth, as defined, of $2.7 billion. All available lines of credit were unused at December 31, 1997 and 1996.

On December 18, 1997 General Re Corporation and General Re Funding Corporation ("GRFC") established a $1 billion European Medium Term Note Program. Notes issued under the program by GRFC will be guaranteed by General Re Corporation and will be primarily used for match-funded transactions. The program allows for issuance of debt with maturities up to 30 years and denominated in a number of major currencies. With certain exceptions, the instruments may not be offered, sold or delivered in the United States or to U.S. persons. There were no notes outstanding under the program at December 31, 1997. Notes issued under the European Medium Term Note Program are expected to be rated AAA by Standard & Poor's and Aa1 by Moody's.

GRC, General Star and Genesis have a claims-paying ability rating of AAA by Standard & Poor's and are also rated A++ by A.M. Best Company, a leading insurance industry rating agency. GRC has a financial strength rating of Aaa by Moody's. Each of these ratings represents the highest category for the respective rating agency. Cologne Re has a claims-paying ability rating of AAA by Standard & Poor's and an A+ rating from A.M. Best Company. National Re has a claims-paying ability rating of AA+ by Standard & Poor's and is rated A+ by A.M. Best Company.

NEW ACCOUNTING STANDARDS

See Note 2 to the consolidated financial statements on page 41 for a discussion of new accounting standards.

SAFE HARBOR DISCLOSURE

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"), General Re sets forth below cautionary statements identifying important factors that could cause its actual results to differ materially from those that might be projected, forecasted or estimated in its forward-looking statements, as defined in the Act, made by or on behalf of General Re in press releases, written statements or documents filed with the Securities and Exchange Commission, or in its communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls. Such statements may include, but are not limited to, projections of premium revenue, investment income, other revenue, losses, expenses, earnings (including earnings per share), cash flows, plans for future operations, common shareowners' equity (including book value per share), investments, financing needs, capital plans, dividends, plans relating to products or services of General Re and estimates concerning the effects of litigation or other disputes, as well as assumptions for any of the foregoing and are generally expressed with words such as "believes," "estimates," "expects," "anticipates," "plans," "projects," "forecasts," "goals," "could have," "may have" and similar expressions. General Re, as a matter of policy, does not make any specific projections as to future earnings nor does it endorse any projections regarding future performance that may be made by others.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause General Re's results to differ materially from such forward-looking statements and include, but are not limited to, the following:

1) Changes in the level of competition in the North American and international reinsurance or primary insurance markets that affect the volume or profitability of General Re's property/casualty or life/health businesses. These changes include, but are not limited to changes in the intensity of price competition, the entry of new competitors, existing competitors exiting the market, and the development of new products by new and existing competitors;

2) Changes in the demand for reinsurance, including changes in ceding companies' risk retentions, and changes in the demand for excess and surplus lines insurance coverages in North America, and changes in the demand for financial service operations' products, including derivatives offered by GRFP;

3) The ability of General Re to execute its strategies in its property/casualty, life/health and financial service operations;

4) Catastrophe losses in General Re's North American or international property/casualty businesses;

5) Adverse development on property/casualty claim and claim expense liabilities related to business written in prior years, including, but not limited to, evolving case law and its effect on environmental and other latent injury claims, changing government regulations, newly identified toxins, newly reported claims, new theories of liability, such as possible Year 2000 computer-related losses, or new insurance and reinsurance contract interpretations;

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

9) Increases in interest rates, which cause a reduction in the market value of General Re's fixed income investment portfolio, and its common shareowners' equity;

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

16)  Gains or losses related to changes in foreign currency exchange rates;
     and

17)  Changes in General Re's capital needs.

In addition to the factors outlined above that are directly related to General Re's businesses, General Re is also subject to general business risks, including, but not limited to, adverse state, federal or foreign legislation and regulation, adverse publicity or news coverage, changes in general economic factors and the loss of key employees.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            GENERAL RE CORPORATION

       INDEX TO RESERVE DISCLOSURES, FINANCIAL STATEMENTS AND SCHEDULES

                                                                            PAGE
                                                                            ----
RESERVE DISCLOSURES
Property/Casualty Insurance Claim Disclosures (Unaudited)..................  29
FINANCIAL STATEMENTS
Report of Independent Accountants..........................................  33
Consolidated Statements of Income..........................................  34
Consolidated Balance Sheets................................................  35
Consolidated Statements of Common Shareowners' Equity......................  36
Consolidated Statements of Cash Flows......................................  37
Notes to Consolidated Financial Statements.................................  38
FINANCIAL STATEMENT SCHEDULES
I. Condensed Financial Information of General Re Corporation...............  71
V. Supplementary Insurance Information.....................................  74

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

LOSS RESERVE TABLES

Table 1 presents the development of net balance sheet liabilities for General Re's North American property/casualty operations from 1987 through 1997. Table 2 presents the development of the gross balance sheet liability for General Re's North American property/casualty operations from 1992 through 1997.

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

The "cumulative (deficiency) redundancy" represents the aggregate change in the initial estimates from the original balance sheet date through December 31, 1997. Annual changes in the estimates are included in current operating results each year as the liabilities are reevaluated. The deficiencies shown in the tables represent cumulative differences between the original estimate and the current balance sheet liabilities and therefore they should not be summed. The lower "triangle" of data shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year.

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

Table 3 and Table 4 present the development of net and gross balance sheet liabilities for General Re's international property/casualty operations beginning in 1994. Although the accident-year information required to complete Table 3 and Table 4 for General Re's wholly owned international subsidiaries was not available in prior years, these liabilities were not significant for these periods. Due to lags in receiving underwriting activity reports from ceding companies in Europe, there may be correlated development of both premiums and claims in the international operations and fluctuations due to currency movements. The effect of currency movements on these liabilities has been separately reported in these two tables.

With respect to the information included in Tables 1-4, conditions and trends affecting the development of liabilities in the past may not occur in the future. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies based on these tables. Current actuarial studies indicate that liabilities for claims and claim expense as of December 31, 1997, net and gross of reinsurance, are adequate.

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

                                    TABLE 1

                          ANALYSIS OF NORTH AMERICAN
                   NET CLAIMS AND CLAIM EXPENSE DEVELOPMENT
                                 (IN MILLIONS)

                                                         YEAR ENDED DECEMBER 31,
                          --------------------------------------------------------------------------------------------
                           1987     1988     1989     1990     1991     1992     1993    1994    1995    1996    1997
                          -------  -------  -------  -------  -------  -------  ------- ------- ------- ------- ------
Net liability for unpaid
 claims and claim
 expenses...............  $ 4,738  $ 5,217  $ 5,549  $ 5,842  $ 6,230  $ 6,635  $ 6,803 $ 7,029 $ 7,385 $ 8,741 $8,881
Net liability
 reestimated as of:
  1 year later..........    4,903    5,185    5,537    5,856    6,286    6,775    6,767   7,042   7,337   8,563
  2 years later.........    4,927    5,247    5,481    5,778    6,352    6,850    6,845   6,868   7,055
  3 years later.........    4,991    5,166    5,502    5,906    6,475    6,994    6,739   6,731
  4 years later.........    4,983    5,236    5,683    6,091    6,638    6,935    6,703
  5 years later.........    5,044    5,420    5,900    6,319    6,635    6,979
  6 years later.........    5,284    5,642    6,173    6,326    6,720
  7 years later.........    5,528    5,958    6,190    6,442
  8 years later.........    5,855    5,979    6,319
  9 years later.........    5,882    6,139
 10 years later.........    6,066
 Cumulative (deficiency)
  redundancy*...........  $(1,328) $  (922) $  (770) $  (600) $  (490) $  (344) $   100 $   298 $   330 $   178    XXX
Cumulative amount of net
 liability paid through:
  1 year later..........  $   747  $   812  $   927  $   905  $ 1,044  $ 1,291  $ 1,207 $ 1,176 $ 1,253 $ 1,584
  2 years later.........    1,354    1,436    1,584    1,613    1,955    2,195    2,063   1,959   2,142
  3 years later.........    1,846    1,903    2,115    2,332    2,570    2,850    2,617   2,677
  4 years later.........    2,209    2,320    2,689    2,769    3,072    3,300    3,179
  5 years later.........    2,546    2,814    3,025    3,184    3,437    3,754
  6 years later.........    2,965    3,085    3,362    3,481    3,808
  7 years later.........    3,203    3,375    3,618    3,806
  8 years later.........    3,472    3,611    3,890
  9 years later.........    3,695    3,858
 10 years later.........    3,923

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

                                    TABLE 2

                          ANALYSIS OF NORTH AMERICAN
                  GROSS CLAIMS AND CLAIM EXPENSE DEVELOPMENT
                                 (IN MILLIONS)

                                          YEAR ENDED DECEMBER 31,
                              -------------------------------------------------
                               1992     1993    1994    1995     1996    1997
                              -------  ------- ------- ------- -------- -------
Gross liability for unpaid
 claims and claim expenses..  $ 7,968  $ 8,122 $ 8,578 $ 9,356 $ 10,767 $10,684
Gross liability reestimated
 as of:
 1 year later...............    8,087    8,180   8,865   9,326   10,518
 2 years later..............    8,149    8,438   8,781   8,870
 3 years later..............    8,570    8,502   8,263
 4 years later..............    8,723    8,110
 5 years later..............    8,460
Cumulative (deficiency) re-
 dundancy...................  $  (492) $    12 $   315 $   486 $    249     xxx
Cumulative amount of gross
 liability paid through:
 1 year later...............  $ 1,620  $ 1,351 $ 1,502 $ 1,575    2,022
 2 years later..............    2,641    2,419   2,416   2,828
 3 years later..............    3,432    3,090   3,419
 4 years later..............    3,964    3,900
 5 years later..............    4,645

                                    TABLE 3

                           ANALYSIS OF INTERNATIONAL
                    NET CLAIMS AND CLAIM EXPENSE DEVELOPMENT
                                 (IN MILLIONS)

                                                  YEAR ENDED DECEMBER 31,
                                                ------------------------------
                                                 1994    1995    1996    1997
                                                ------  ------  ------  ------
Net liability for unpaid claims and claim ex-
 penses........................................ $3,289  $4,352  $4,664  $4,560
Net liability reestimated as of:
 1 year later..................................  3,545   4,134   4,141
 2 years later.................................  3,316   3,776
 3 years later.................................  3,100
Cumulative increase (decrease) in net
 liability, including foreign exchange.........   (189)   (576)   (523)
Less: (increase) decrease due to foreign ex-
 change........................................    285     591     533
                                                ------  ------  ------
Cumulative (deficiency), adjusted for foreign
 exchange...................................... $  (96) $  (15) $  (10)
                                                ------  ------  ------
Cumulative amount of net liability paid
 through:
 1 year later.................................. $  408  $  800  $1,060
 2 years later.................................    704   1,569
 3 years later.................................  1,571

                                    TABLE 4

                           ANALYSIS OF INTERNATIONAL
                   GROSS CLAIMS AND CLAIM EXPENSE DEVELOPMENT
                                 (IN MILLIONS)

                                                   YEAR ENDED DECEMBER 31,
                                                 ------------------------------
                                                  1994    1995    1996    1997
                                                 ------  ------  ------  ------
Gross liability for unpaid claims and claim ex-
 penses........................................  $3,580  $4,896  $5,210  $5,113
Gross liability reestimated as of:
 1 year later..................................   3,858   4,667   4,685
 2 years later.................................   3,625   4,250
 3 years later.................................   3,404
Cumulative increase (decrease) in gross
 liability, including foreign exchange.........    (176)   (646)   (525)
Less: (increase) decrease due to foreign ex-
 change........................................     305     679     502
                                                 ------  ------  ------
Cumulative (deficiency) redundancy, adjusted
 for foreign exchange..........................  $ (129) $  (33) $   23
                                                 ------  ------  ------
Cumulative amount of gross liability paid
 through:
 1 year later..................................  $  474  $  842  $1,203
 2 years later.................................     760   1,810
 3 years later.................................   1,816

                                    TABLE 5

                         RECONCILIATION OF DISCOUNTING
                  NET LIABILITY FOR CLAIMS AND CLAIM EXPENSES
                                 (IN MILLIONS)

                                                          1997    1996    1995
                                                         ------  ------  ------
Cumulative discount, beginning of the year.............. $1,662  $1,406  $1,328
Acquisition of National Re..............................     --     150      --
Additional discount.....................................     62     162     131
Amortization of discount................................    (67)    (56)    (53)
                                                         ------  ------  ------
Cumulative discount, end of the year.................... $1,657  $1,662  $1,406
                                                         ======  ======  ======

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareowners of General Re Corporation Stamford,
 Connecticut

We have audited the consolidated financial statements and schedules of General Re Corporation and subsidiaries listed in the index on page 28 of this Form 10-K. These financial statements and schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of General Re Corporation and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                          Coopers & Lybrand L.L.P.

New York, New York
January 30, 1998

                             GENERAL RE CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                1997       1996        1995
                                             ---------- ----------  ----------
PREMIUMS AND OTHER REVENUES
Net premiums written
 Property/casualty.......................... $    5,326 $    5,586  $    5,393
 Life/health................................      1,219      1,075         709
                                             ---------- ----------  ----------
Total net premiums written.................. $    6,545 $    6,661  $    6,102
                                             ========== ==========  ==========
Net premiums earned
 Property/casualty.......................... $    5,414 $    5,618  $    5,141
 Life/health................................      1,193      1,060         696
                                             ---------- ----------  ----------
Total net premiums earned...................      6,607      6,678       5,837
Investment income...........................      1,288      1,205       1,017
Other revenues..............................        352        309         292
Net realized gains on investments...........          4        104          64
                                             ---------- ----------  ----------
   Total revenues...........................      8,251      8,296       7,210
                                             ---------- ----------  ----------
EXPENSES
Claims and claim expenses...................      3,788      3,984       3,680
Life/health benefits........................        883        789         505
Acquisition costs...........................      1,414      1,478       1,345
Other operating costs and expenses..........        810        727         550
Goodwill amortization.......................         29         21          13
                                             ---------- ----------  ----------
   Total expenses...........................      6,924      6,999       6,093
                                             ---------- ----------  ----------
   Income before income taxes and minority
    interest................................      1,327      1,297       1,117
Income tax expense (benefit):
 Current....................................        254        327         288
 Deferred...................................         48         (4)        (41)
                                             ---------- ----------  ----------
Income tax expense..........................        302        323         247
                                             ---------- ----------  ----------
   Income before minority interest..........      1,025        974         870
Minority interest...........................         57         80          45
                                             ---------- ----------  ----------
   Net income............................... $      968 $      894  $      825
                                             ========== ==========  ==========
SHARE DATA:
Net income per common share:
 Basic...................................... $    12.04 $    11.00  $     9.92
                                             ========== ==========  ==========
 Diluted.................................... $    11.76 $    10.78  $     9.74
                                             ========== ==========  ==========
Average common shares outstanding:
 Basic...................................... 79,502,845 80,251,342  82,085,315
 Diluted.................................... 81,947,547 82,466,750  84,227,806
Dividends per share to common shareowners... $     2.20 $     2.04  $     1.96

  The accompanying notes are an integral part of these consolidated financial statements.

                             GENERAL RE CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                1997     1996
                                                               -------  -------
                           ASSETS
INVESTMENTS:
 Fixed maturities, available-for-sale (cost: $15,859 in 1997;
  $16,298 in 1996)...........................................  $16,847  $16,992
 Preferred equities, at fair value (cost: $980 in 1997; $771
  in 1996)...................................................    1,041      789
 Common equities, at fair value (cost: $2,098 in 1997; $1,940
  in 1996)...................................................    4,748    3,672
 Short-term investments, at amortized cost which approximates
  fair value.................................................    1,172    1,019
 Other invested assets.......................................      768      696
                                                               -------  -------
 Total insurance investments.................................   24,576   23,168
Cash.........................................................      193      154
Accrued investment income....................................      358      350
Accounts receivable..........................................    1,858    2,663
Funds held by reinsured companies............................      488      474
Reinsurance recoverable......................................    2,706    2,935
Deferred acquisition costs...................................      476      457
Goodwill.....................................................      968    1,038
Other assets.................................................      962      804
FINANCIAL SERVICES ASSETS:
 Investment securities, at fair value (cost: $790 in 1997;
  $176 in 1996)..............................................      792      179
 Trading securities, at fair value (cost: $1,908 in 1997;
  $2,994 in 1996)............................................    1,859    2,967
 Short-term investments, at fair value.......................      129      248
 Cash........................................................      159      211
 Trading account assets......................................    4,313    3,962
 Securities purchased under agreement to resell..............      903       --
 Other assets................................................      719      551
                                                               -------  -------
   Total assets..............................................  $41,459  $40,161
                                                               =======  =======
                         LIABILITIES
Claims and claim expenses....................................  $15,797  $15,977
Policy benefits for life/health contracts....................      907      751
Unearned premiums............................................    1,874    1,957
Other reinsurance balances...................................    2,948    3,388
Notes payable................................................      285      286
Income taxes.................................................    1,104      732
Other liabilities............................................      997      963
Minority interest............................................    1,032    1,166
FINANCIAL SERVICES LIABILITIES:
 Securities sold under agreements to repurchase, at contract
  value......................................................    1,030    1,985
 Securities sold but not yet purchased, at market value......    1,190      869
 Trading account liabilities.................................    3,664    3,785
 Commercial paper............................................      689      140
 Notes payable...............................................      746        4
 Other liabilities...........................................    1,032      830
                                                               -------  -------
   Total liabilities.........................................   33,295   32,833
                                                               -------  -------
Cumulative convertible preferred stock (shares issued:
 1,700,231 in 1997 and 1,711,907 in 1996; no par value)......      145      146
Loan to employee savings and stock ownership plan............     (142)    (144)
                                                               -------  -------
                                                                     3        2
                                                               -------  -------
                 COMMON SHAREOWNERS' EQUITY
Common stock (102,827,344 shares issued in 1997 and 1996; par
 value $.50).................................................       51       51
Paid-in capital..............................................    1,109    1,041
Unrealized appreciation of investments, net of deferred in-
 come taxes..................................................    2,460    1,625
Currency translation adjustments, net of deferred income tax-
 es..........................................................      (42)     (53)
Retained earnings............................................    7,492    6,708
Less common stock in treasury, at cost (shares held:
 25,393,840 in 1997 and 21,262,113 in 1996)..................   (2,909)  (2,046)
                                                               -------  -------
   Total common shareowners' equity..........................    8,161    7,326
                                                               -------  -------
   Total liabilities, cumulative convertible preferred stock
    and common shareowners' equity...........................  $41,459  $40,161
                                                               =======  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                             GENERAL RE CORPORATION

             CONSOLIDATED STATEMENTS OF COMMON SHAREOWNERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                                 (IN MILLIONS)

                                                        1997    1996    1995
                                                       ------  ------  ------
COMMON STOCK:
 Beginning of year.................................... $   51  $   51  $   51
 Change for the year..................................     --      --      --
                                                       ------  ------  ------
  End of year.........................................     51      51      51
                                                       ------  ------  ------
PAID-IN CAPITAL:
 Beginning of year....................................  1,041     635     604
 Stock issued under stock option and other incentive
  arrangements........................................     47      30      24
 Stock issued for acquisition of National Re..........     --     369      --
 Other................................................     21       7       7
                                                       ------  ------  ------
  End of year.........................................  1,109   1,041     635
                                                       ------  ------  ------
UNREALIZED APPRECIATION OF INVESTMENTS, NET OF
 DEFERRED INCOME TAXES:
 Beginning of year....................................  1,625   1,468     421
 Change for the year..................................  1,318     242   1,641
 Deferred income taxes................................   (483)    (85)   (594)
                                                       ------  ------  ------
  End of year.........................................  2,460   1,625   1,468
                                                       ------  ------  ------
CURRENCY TRANSLATION ADJUSTMENTS, NET OF DEFERRED
 INCOME TAXES:
 Beginning of year....................................    (53)    (11)    (20)
 Change for the year..................................     11     (42)      9
                                                       ------  ------  ------
  End of year.........................................    (42)    (53)    (11)
                                                       ------  ------  ------
RETAINED EARNINGS:
 Beginning of year....................................  6,708   5,986   5,330
 Net income...........................................    968     894     825
 Dividends paid on common stock.......................   (174)   (163)   (161)
 Dividends paid on preferred stock, net of income
  taxes...............................................    (10)     (9)     (8)
                                                       ------  ------  ------
  End of year.........................................  7,492   6,708   5,986
                                                       ------  ------  ------
COMMON STOCK IN TREASURY:
 Beginning of year.................................... (2,046) (1,542) (1,527)
 Cost of shares acquired during year..................   (864)   (735)    (35)
 Stock issued for acquisition of National Re..........     --     218      --
 Stock issued under stock option and other incentive
  arrangements........................................      1      13      20
                                                       ------  ------  ------
  End of year......................................... (2,909) (2,046) (1,542)
                                                       ------  ------  ------
    Total common shareowners' equity.................. $8,161  $7,326  $6,587
                                                       ======  ======  ======

  The accompanying notes are an integral part of these consolidated financial statements.

                             GENERAL RE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN MILLIONS)

                                                         1997    1996    1995
                                                        ------  ------  ------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income............................................ $  968  $  894  $  825
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Change in claim and claim expense liabilities........   (180)    689   1,671
  Increase in policy benefits for life/health
   contracts...........................................    156     171      96
  Change in reinsurance recoverable....................    229     (49)   (305)
  Change in unearned premiums..........................    (83)    (64)    272
  Amortization of acquisition costs....................  1,414   1,478   1,345
  Acquisition costs deferred........................... (1,433) (1,478) (1,455)
  Trading account activities:
   Change in trading account securities................  1,515    (660) (1,602)
   Securities purchased under agreements to resell.....   (903)     66     747
   Securities sold under agreements to repurchase......   (955)    722     325
   Change in other trading balances....................    301     (42)    521
  Other changes in assets and liabilities..............    443      55    (602)
  Net realized gains on investments....................     (4)   (104)    (64)
                                                        ------  ------  ------
    Net cash from operating activities.................  1,468   1,678   1,774
                                                        ------  ------  ------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Fixed maturities: available-for-sale
  Purchases............................................ (6,664) (8,612) (5,837)
  Calls and maturities.................................    564     857     811
  Sales................................................  5,751   6,531   3,900
 Equity securities
  Purchases............................................ (1,119) (1,166)   (900)
  Sales................................................    652   1,337     723
 Net (purchases) sales of other invested assets........    (43)     12    (101)
 Net (purchases) sales of short-term investments.......   (143)    295    (359)
 Cash used for acquisitions............................     --    (313)     --
 Cash obtained in acquisitions.........................     --       3      --
                                                        ------  ------  ------
    Net cash used in investing activities.............. (1,002) (1,056) (1,763)
                                                        ------  ------  ------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments of notes payable...........................     --     (86)     --
 Commercial paper borrowing (repayment), net...........    549     140     (31)
 Increase in contract deposits.........................     42     290      64
 Cash dividends paid to shareowners: Common............   (174)   (163)   (161)
 Preferred.............................................    (11)    (11)    (11)
 Acquisition of treasury stock.........................   (867)   (729)    (30)
 Other.................................................    (18)     44     174
                                                        ------  ------  ------
    Net cash (used in) from financing activities.......   (479)   (515)      5
                                                        ------  ------  ------
Change in cash.........................................    (13)    107      16
Cash, beginning of year................................    365     258     242
                                                        ------  ------  ------
Cash, end of year...................................... $  352  $  365  $  258
                                                        ======  ======  ======

  The accompanying notes are an integral part of these consolidated financial statements.

                            GENERAL RE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

General Re Corporation and its subsidiaries ("General Re") have global reinsurance and financial service operations in 61 cities in 31 countries on six continents and provide reinsurance coverage in approximately 150 countries. General Re operates four principal businesses: North American property/casualty reinsurance, international property/casualty reinsurance, global life/health reinsurance and financial services. General Re's principal reinsurance operations are based in North America and Germany, with other major operations in Asia, Australia, Europe and South America. General Re's principal financial service operations are located in the United States, the United Kingdom, Japan, Hong Kong and Canada. General Re is the largest North American professional property/casualty reinsurer, and is among the three largest reinsurers in the world based on net premiums written and capital.

General Re's North American property/casualty operations produced revenues of $3,967 million, or 48 percent, of consolidated revenues in 1997. The principal business of these subsidiaries is treaty and facultative reinsurance underwritten on a direct basis throughout North America. General Re predominately writes excess reinsurance across various lines of business.

General Re's international property/casualty operations produced revenues of $2,706 million, or 33 percent, of consolidated revenues in 1997. The international property/casualty operations write proportional and excess reinsurance for both property and casualty risks throughout the world.

General Re's global life/health reinsurance operations produced revenues of $1,277 million, or 15 percent, of consolidated revenues in 1997. These operations include the North American and international life/health reinsurance operations of Cologne Re.

General Re's financial services operations include derivative products, insurance brokerage and management, investment management, reinsurance brokerage and real estate management operations. Through General Re Financial Products Corporation and its affiliates ("GRFP"), General Re offers a full line of interest rate, currency credit and equity swaps and options, as well as structured finance products. The financial services operations produced $301 million, or 4 percent, of General Re's 1997 revenues.

ACCOUNTING POLICIES

BASIS OF PRESENTATION: General Re's consolidated financial statements have been prepared on the basis of generally accepted accounting principles in the United States. The consolidated financial statements include General Re Corporation and its subsidiaries. All significant intercompany transactions have been eliminated. International property/casualty and global life/health subsidiaries report their results on a quarter lag. Certain reclassifications have been made to prior years' financial statements to conform to the 1997 presentation.

INVESTMENTS: Fixed maturity securities that General Re may sell prior to maturity in response to changes in market interest rates, changes in liquidity needs, or other factors and equity securities are classified as available-for-sale and carried at fair value, with unrealized gains and losses, net of deferred income taxes, excluded from income and reported in a separate component of common shareowners' equity. Fixed maturity securities that are held for resale are classified as trading and carried at fair value, with unrealized gains and losses included in income.

Realized gains or losses on sales of investments are primarily determined on the basis of identified cost and include adjustments to the net realizable value of investments for declines in value that are considered to be other than temporary. Realized gains or losses include gains and losses arising from the translation into U.S. dollars of

                            GENERAL RE CORPORATION
investments held by the North American operations and denominated in foreign currencies. General Re periodically uses derivatives to hedge certain risks in its investment portfolio. To the extent the derivatives are considered hedges for accounting purposes, these derivatives must be designated as a hedge of specific securities at their inception and must remain a hedge throughout the hedge period. Related gains or losses are treated as basis adjustments of the hedged securities and are included net of taxes in shareowners' equity. Gains and losses on derivatives not qualifying for hedge accounting treatment are included in income in the current period.

Investment income is recognized as earned and includes the accretion of bond discount and amortization of bond premium. Included in other invested assets are investments in reinsurance joint ventures, limited partnerships and real estate. Reinsurance ventures reported under the equity method are carried at initial cost with adjustment after acquisition for General Re's proportionate share of the venture's earnings. The amount of the adjustment is included in "Other revenues". Limited partnership investments are carried at estimated fair value. Real estate is valued at cost and depreciated over its estimated useful life.

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

  POLICY BENEFITS FOR LIFE/HEALTH CONTRACTS: The liability for policy benefits for life contracts has been computed based upon estimated future investment yields, expected mortality and withdrawal rates anticipated at the later of either the acquisition of Cologne Re or at the date of contract issuance. These

                            GENERAL RE CORPORATION
  assumptions include a margin for adverse deviation and vary with the characteristics of the reinsurance contract's date of issuance, policy duration and country of risk. The interest rate assumptions used vary by country ranging principally from 3.0 percent to 7.0 percent. Accrued profit-sharing commissions to ceding companies have been provided based on contractual terms for experience through the balance sheet date.

  PRESENT VALUE OF FUTURE PROFITS: The present value of future profits ("PVP") is the actuarially determined present value of the projected profits from the continuation of in-force reinsurance on existing insurance policies on the date Cologne Re was acquired. The calculation of the estimated profits includes anticipated future premiums, death and benefit payments, reserve changes, profit sharing amounts, expenses and related investment income. PVP was determined using risk-adjusted discount rates ranging primarily from 10.0 percent through 16.0 percent. The interest rates selected for the valuation were determined based on the applicable interest rates in the country of risk and the risk inherent in the realization of the estimated future profits. PVP of $100 million and $112 million at December 31, 1997 and 1996, respectively, is included in "Other assets" and is being amortized over the duration of the related life business, based upon the assumed underlying profits of the business acquired using a 7.0 percent interest rate.

FUNDS HELD BY REINSURED COMPANIES: Funds held by reinsured companies represent ceded premiums retained by the ceding company for a period according to contractual terms. General Re generally earns investment income on these balances during the period funds are held.

GOODWILL: General Re amortizes goodwill arising from its business combinations on a straight-line basis predominantly over 40 years. The amount of goodwill associated with Cologne Re fluctuates based on changes in the value of the German mark relative to the U.S. dollar during the period.

DEFERRED INCOME TAXES: Deferred income taxes have been provided for all temporary differences between the bases of assets and liabilities used in the financial statements and General Re's United States and foreign tax returns. Deferred income taxes are also provided for unrealized appreciation (depreciation) of equity securities and available-for-sale fixed maturities, and for foreign currency translation gains or losses by a charge or credit directly to the applicable component of common shareowners' equity.

FOREIGN CURRENCY TRANSLATION: Revenues and expenses denominated in foreign currencies are translated at the average rate of exchange during the period. Assets and liabilities are translated at the rate of exchange in effect at the close of the period. Gains or losses resulting from translating foreign currency financial statements are accumulated in a separate component of common shareowners' equity. General Re's international operations have exposures to major European currencies, principally the German mark and British pound. A deterioration in the value of these currencies could have an adverse effect on General Re's financial position and operating results. Gains or losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity's functional currency) are included in net income.

DEPOSITS: Reinsurance contracts that do not meet insurance accounting risk transfer requirements are classified as deposits and included in "Other reinsurance balances." These deposits are treated as financing transactions and are credited or charged with interest income or expense according to contract terms. Cash flows from these deposit transactions are included in "financing activities" in the statement of cash flows.

ALLOWANCE FOR DOUBTFUL ACCOUNTS: Allowances are provided for uncollectible reinsurance recoverables and other doubtful receivables. Write-offs of receivables reduce the allowance. At December 31, 1997 and 1996, the allowance was $119 million and $126 million, respectively.

FINANCIAL SERVICES: GRFP's derivative contracts are carried at estimated fair value based on financial models which incorporate current interest rates, currency rates, and security values. Securities owned, securities sold but

                            GENERAL RE CORPORATION
not yet purchased and futures contracts are carried at fair value. Realized and unrealized gains or losses from selling or valuing securities and contractual commitments at fair value are included in "Other revenues." Included in trading account assets and liabilities are the unrealized gains and losses on interest rate and currency swaps, forward currency commitments and option products. These estimated unrealized gains and losses, which have been included in income, represent the fair value of estimated future cash flows for these transactions. Purchases of securities under agreements to resell and sales of securities under agreements to repurchase are accounted for as collateralized investing and financing transactions and are recorded at their contractual resale or repurchase amounts, plus accrued interest.

STOCK-BASED COMPENSATION: General Re's expense from stock-based compensation plans is measured based on accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. General Re discloses the pro forma effects on net income and earnings per share of the fair-value based method under Statement of Financial Standard No. 123.

ACCOUNTING ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. General Re's principal estimates include property/casualty claims and claim expenses, policy benefits for life/health contracts, estimated premiums when General Re has not received ceding company reports and valuation of nonexchange traded financial instruments. General Re utilizes historical information, actuarial analyses, financial modeling and other analytical techniques to prepare these estimates. Actual results for all these items could differ from the estimates included in General Re's income statements and balance sheets.

2. ACCOUNTING CHANGES

In the fourth quarter of 1997, General Re adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share, which established a new standard for computing and disclosing earnings per share data. As a result, General Re presented both basic and diluted earnings per share as computed under the new standard. Under previous guidance, General Re only reported primary earnings per share, which was the same result for General Re as basic earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareowners by the weighted-average number of common shares outstanding for the period. Diluted earnings per share include the effect of all potentially dilutive securities.

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. After-tax unrealized appreciation of investments and currency translation adjustments are among the principal items that will be added to net income to arrive at comprehensive income. The statement is effective in 1998 and will change the presentation of certain information in General Re's financial statements but will not have any effect on financial position, results from operations or cash flows.

Also in June 1997, the Financial Accounting Standards Board issued Statement No. 131, Disclosure about Segments of an Enterprise and Related Information. This statement requires that companies report certain information about their operating segments in the interim and annual financial statements, including information about the products and services from which revenues are derived, the geographic areas of operation, and information about major customers. The statement defines operating segments based on internal management reporting and management's method of allocating resources and assessing performance. The statement is effective for year end 1998 and is not expected to change the four segments now reported by General Re.

                            GENERAL RE CORPORATION

3. ACQUISITIONS AND REINSURANCE VENTURES

National Re

On October 3, 1996, General Re acquired all of the outstanding shares of National Re, a North American property/casualty reinsurance group, in exchange for 4,023,901 shares of General Re's common stock and $313 million in cash for a total cost of $900 million. The acquisition of National Re has been accounted for as a purchase. The results of operations subsequent to the date of acquisition are included in General Re's consolidated operating results. At December 31, 1996, National Re's assets and liabilities at acquisition were included in General Re's consolidated balance sheet. Pro forma figures showing the effect of this acquisition on General Re's 1995 and 1996 net income and shareowners' equity have not been presented due to immateriality.

Cologne Re

On December 28, 1994, General Re and Colonia Konzern AG formed a new company that acquired 75 percent of the ordinary shares and approximately 30 percent of the preference shares of Cologne Re, which collectively represents a 66.3 percent economic interest in Cologne Re. In exchange for its Cologne Re shares, Colonia Konzern AG, for itself and as trustee for Nordstern Allgemeine Versicherungs AG (collectively, "CKAG"), received 100 percent of the Class A shares of the new company, General Re-CKAG Reinsurance and Investment S.a r.1. ("GR-CK"). General Re initially contributed $884 million (DM 1,377 million) to GR-CK in exchange for 100 percent of the Class B shares of GR-CK. On December 30, 1994, GR-CK paid $302 million (DM 475 million) to General Re in exchange for notes in the principal amount of DM 475 million. The notes pay interest of
8.0 percent annually to GR-CK and are due on December 30, 2004. The intercompany notes have been eliminated in consolidation. The funds invested in GR-CK are subject to certain restrictions according to the joint venture agreement.

The Class A shares have 49.9 percent of the votes of GR-CK and are entitled to an annual Class A dividend, which is based on a formula and is subject to a minimum of approximately DM 36 million, while the Class B shares have 50.1 percent of the votes of GR-CK and are entitled to the earnings of GR-CK in excess of the Class A dividend. General Re also receives an annual Class B cash dividend of 50.1 percent of GR-CK's distributable income, as defined in the joint-venture agreement. Dividends related to the 1996 calendar result, which were paid in 1997 with respect to the Class A and B shares, were $22 million and $14 million, respectively.

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

The acquisition of the shares of Cologne Re through GR-CK has been accounted for as a purchase. General Re has consolidated GR-CK and Cologne Re in its financial statements and recorded as minority interests the share of CKAG in GR-CK and of the other shareowners in Cologne Re.

In addition to its ownership in Cologne Re through GR-CK, General Re has purchased for its own account an additional 11.2 percent of the ordinary and preference shares of Cologne Re through December 31, 1997 for aggregate consideration of $127 million, which increased General Re's consolidated economic interest in Cologne Re to 77.5 percent. The purchases of additional Cologne Re shares are accounted for as a step acquisition, under which the fair value of assets and liabilities are recorded at each acquisition date, with the excess of cost over fair value recorded as incremental goodwill.

                            GENERAL RE CORPORATION

Tempest Reinsurance Company Limited

In September 1993, General Re acted as sponsor in the formation of Tempest Reinsurance Company Limited ("Tempest"), a Bermuda-based reinsurance company specializing in property catastrophe reinsurance. On July 1, 1996, General Re sold its 20.7 percent interest in Tempest and its stock options, and terminated its underwriting services agreement with Tempest for $216 million in aggregate consideration.

4. STATUTORY FINANCIAL INFORMATION

General Re's North American reinsurance and insurance subsidiaries file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by insurance regulators. Statutory accounting differs from generally accepted accounting principles in the reporting of certain reinsurance contracts, investments, subsidiaries, acquisition expenses, fixed assets, deferred income taxes and certain other items. Combined statutory surplus of General Re's North American property/casualty operations at December 31, 1997 and 1996 was $6,309 million and $5,326 million, respectively. Combined statutory net income of these operations for 1997, 1996 and 1995 was $968 million, $777 million and $621 million, respectively.

Prescribed accounting practices include a variety of publications of the National Association of Insurance Commissioners, as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed that have been permitted by the insurance department of the insurer's domiciliary state. General Re discounts certain workers' compensation liabilities at an annual rate of 4.5 percent. These discounted liabilities were $1,501 million and $1,490 million at December 31, 1997 and 1996, respectively. Included in the discount recognized for statutory purposes at December 31, 1997 was $611 million resulting from discounting permitted by the domiciliary insurance department.

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

General Re Corporation is dependent upon the ability of its operating subsidiaries to provide it funds, predominantly through dividends. Insurance holding company laws require prior regulatory approval for extraordinary distributions made to insurance company shareowners. General Reinsurance Corporation ("GRC") is subject to the insurance laws of Delaware, its state of domicile. Under Delaware law, dividends or distributions in a rolling twelve-month period exceeding the greater of 10 percent of an insurance company's surplus or 100 percent of net income, excluding realized gains, for the previous calendar year are generally considered extraordinary and require prior regulatory approval.

During 1997, GRC paid $850 million in dividends to General Re Corporation. The proceeds from these dividends were primarily used by General Re Corporation for the payment of common dividends and the repurchase of its common stock. This dividend amount was approved by the domiciliary insurance department and exceeded GRC's 1997 ordinary dividend capacity of $607 million. During 1998, GRC's ordinary dividend capacity will be $755 million. As a result of the extraordinary dividend payments in 1997, dividend payments by GRC to General Re Corporation prior to May 1, 1998 will be considered extraordinary and will require regulatory approval prior to payment. The statutory standard for such approval requires that GRC's statutory surplus must be reasonable in relation to its outstanding liabilities and adequate relative to its financial needs following

                            GENERAL RE CORPORATION
payment of the dividend. Dividends subsequent to May 1, 1998 will be considered ordinary to the extent they do not exceed the rolling ordinary dividend capacity of $755 million.

5. INVESTMENTS

The cost, fair value and gross unrealized appreciation and depreciation of investments were as follows:

                                                 GROSS        GROSS
                                               UNREALIZED   UNREALIZED   FAIR
           DECEMBER 31, 1997          COST/1/ APPRECIATION DEPRECIATION  VALUE
           -----------------          ------- ------------ ------------ -------
                                                    (IN MILLIONS)
INSURANCE INVESTMENTS
SHORT-TERM INVESTMENTS............... $ 1,172        --         --      $ 1,172
FIXED MATURITIES -- AVAILABLE-FOR-
 SALE
 U.S. Government.....................   1,212    $   38        $ 1        1,249
 German federal and state govern-
  ments..............................     750        52         --          802
 Tax-exempt..........................   7,179       600          1        7,778
 Corporate...........................   3,261       163         19        3,405
 Mortgage-backed.....................     908        49          5          952
 Asset-backed........................      81         2         --           83
 Other foreign government............   2,468       114          4        2,578
                                      -------    ------        ---      -------
  Fixed maturities -- available-for-
   sale..............................  15,859     1,018         30       16,847
PREFERRED EQUITIES...................     980        63          2        1,041
COMMON EQUITIES......................   2,098     2,688         38        4,748
OTHER INVESTED ASSETS................     616       165         13          768
                                      -------    ------        ---      -------
    TOTAL INSURANCE INVESTMENTS...... $20,725    $3,934        $83      $24,576
                                      =======    ======        ===      =======
    TOTAL FINANCIAL SERVICES
     INVESTMENTS..................... $ 2,827    $   21        $68      $ 2,780
                                      =======    ======        ===      =======
           DECEMBER 31, 1996
           -----------------
INSURANCE INVESTMENTS
SHORT-TERM INVESTMENTS............... $ 1,019        --         --      $ 1,019
FIXED MATURITIES -- AVAILABLE-FOR-
 SALE
 U.S. Government.....................   1,575    $   45        $ 9        1,611
 German federal and state govern-
  ments..............................     868        56         --          924
 Tax-exempt..........................   7,416       379          7        7,788
 Corporate...........................   2,939       114          6        3,047
 Mortgage-backed.....................     947        21          2          966
 Asset-backed........................      51         2         --           53
 Other foreign government............   2,502       103          2        2,603
                                      -------    ------        ---      -------
  Fixed maturities -- available-for-
   sale..............................  16,298       720         26       16,992
PREFERRED EQUITIES...................     771        23          5          789
COMMON EQUITIES......................   1,940     1,745         13        3,672
OTHER INVESTED ASSETS................     612       104         20          696
                                      -------    ------        ---      -------
    TOTAL INSURANCE INVESTMENTS...... $20,640    $2,592        $64      $23,168
                                      =======    ======        ===      =======
    TOTAL FINANCIAL SERVICES INVESTED
     ASSETS.......................... $ 3,418    $   44        $68      $ 3,394
                                      =======    ======        ===      =======

/1Cost/is amortized cost for short-term investments and fixed maturities and original cost for equity securities and other invested assets.
--------

                            GENERAL RE CORPORATION

The contractual maturities of available-for-sale fixed maturity investments for both reinsurance and financial services segments are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay certain obligations.

                                                              DECEMBER 31, 1997
                                                              -----------------
                                                              AMORTIZED  FAIR
                                                                COST     VALUE
                                                              --------- -------
                                                                (IN MILLIONS)
Due in one year or less......................................  $   712  $   717
Due after one year through five years........................    4,083    4,178
Due after five years through ten years.......................    5,373    5,712
Due after ten years..........................................    5,491    5,992
Mortgage and asset-backed....................................      989    1,036
                                                               -------  -------
 Total.......................................................  $16,648  $17,635
                                                               =======  =======

The components of realized gains (losses) on available-for-sale securities and total investment income were as follows:

                                                    YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1997      1996      1995
                                                   --------  --------  --------
                                                         (IN MILLIONS)
REALIZED GAINS (LOSSES)
FIXED MATURITIES:
Gross realized gains.............................. $     95  $    148  $    117
Gross realized losses.............................      (55)      (93)      (73)
                                                   --------  --------  --------
 Total fixed maturities........................... $     40  $     55  $     44
EQUITY SECURITIES:
Gross realized gains..............................       64       161        72
Gross realized losses.............................     (100)     (112)      (52)
                                                   --------  --------  --------
 Total equity securities..........................      (36)       49        20
                                                   --------  --------  --------
 Total realized gains............................. $      4  $    104  $     64
                                                   ========  ========  ========
INVESTMENT INCOME
Fixed maturities.................................. $  1,065  $  1,041  $    850
Equity securities.................................      183       134       111
Short-term investments............................       53        52        62
Other.............................................       45        24        26
                                                   --------  --------  --------
Investment income before expenses.................    1,346     1,251     1,049
Investment expenses...............................      (58)      (46)      (32)
                                                   --------  --------  --------
 Net investment income............................ $  1,288  $  1,205  $  1,017
                                                   ========  ========  ========

Securities with a market value of approximately $984 million at December 31, 1997 were on deposit with various state or governmental departments to comply with insurance laws.

                            GENERAL RE CORPORATION

6. CLAIMS AND CLAIM EXPENSES

The table below provides a reconciliation of the beginning and ending property/casualty claim and claim expense liability for the past three years:

                                                       1997     1996     1995
                                                      -------  -------  -------
                                                           (IN MILLIONS)
Gross claim and claim expense liability, January 1..  $15,977  $14,252  $12,158
 Reinsurance recoverables on unpaid claims and claim
  expenses..........................................   (2,572)  (2,515)  (1,840)
                                                      -------  -------  -------
Net liability at January 1..........................   13,405   11,737   10,318
Incurred claims and claim expenses related to:
 Current year.......................................    3,956    4,023    3,666
 Prior years........................................     (168)     (39)      14
                                                      -------  -------  -------
Total incurred claims and claim expenses............    3,788    3,984    3,680
                                                      -------  -------  -------
Claim and claim expense payments related to:
 Current year.......................................      773    1,061      773
 Prior years........................................    2,644    2,052    1,584
                                                      -------  -------  -------
Total payments......................................    3,417    3,113    2,357
                                                      -------  -------  -------
Effect of foreign exchange..........................     (335)    (150)      96
Net unpaid claims and claim expenses from
 acquisitions.......................................       --      947       --
                                                      -------  -------  -------
Net liability at December 31........................   13,441   13,405   11,737
 Reinsurance recoverables on unpaid claims and claim
  expenses..........................................    2,356    2,572    2,515
                                                      -------  -------  -------
Gross claim and claim expense liability, December
 31.................................................  $15,797  $15,977  $14,252
                                                      =======  =======  =======

Consolidated net claims and claim expenses for 1996 and prior accident years experienced favorable development of $168 million in 1997. Net claims and claim expenses for 1996 and prior accident years for the North American operations experienced favorable development of $178 million in 1997. The net favorable loss development was due to favorable development on casualty lines of business, partially offset by losses related to environmental, asbestos and other mass tort claims. Net claims and claim expenses for 1996 and prior accident years for the international operations, adjusted for the effects of foreign exchange, had adverse development of $10 million in 1997. The net adverse loss development for the international operations was primarily related to strengthening of reserves for certain casualty business. Due to customary lags in underwriting activity reports from European ceding companies, there may be correlated development of premium and losses in the international property/casualty operations. These premiums may not be included in the reserve development discussed above.

General Re continuously estimates its liabilities and related reinsurance recoverable for environmental and latent injury claims and claim expenses. While most of its liabilities for such claims arise from exposures in North America, General Re has also provided for international environmental and latent injury exposures. Environmental and latent injury exposures do not lend themselves to traditional methods of loss development determination and therefore reserves related to these exposures may be considered less reliable than reserves for standard lines of business (e.g., automobile). The estimate for environmental and latent injury losses is composed of four parts: known claims, development on known claims, IBNR and direct excess coverage litigation expenses. General Re's estimate for IBNR is based on fitted curves of estimated future claim emergence; this estimate is less reliable than the estimated liability for reported claims. The effect of joint and several liability on the severity of claims and a provision for future claims inflation have been included in the loss development estimate. General Re has established a liability for litigation costs associated with coverage disputes arising out

                            GENERAL RE CORPORATION
of direct excess insurance policies, rather than from reinsurance assumed. Direct excess coverage litigation expenses are estimated using a modified count and amount actuarial study.

The gross liability for environmental and latent injury claims and claim expenses and the related reinsurance recoverable were $2,047 million and $611 million, respectively, at December 31, 1997. The liability for environmental and latent injury claims and claim expenses is management's best estimate of future claim and claim expense payments and recoveries which are expected to develop over the next several decades. General Re continuously monitors evolving case law and its effect on environmental and latent injury claims. Changing government regulations, newly identified toxins, newly reported claims, new theories of liability, new contract interpretations and other factors could significantly affect future claim development. While General Re has recorded its current best estimate of its liabilities for unpaid claims and claim expenses, it is reasonably possible that these estimated liabilities, net of estimated reinsurance recoveries, may increase in the future and that the increase may be material to General Re's results from operations, cash flows and financial position. It is not possible to estimate reliably the amount of additional net loss, or the range of net loss, that is reasonably possible.

7. REINSURANCE

Premiums, claims and claim expenses and life/health benefits are reported net of reinsurance in General Re's statements of income. Direct, assumed, ceded and net amounts for these items were as follows:

                                          YEARS ENDED DECEMBER 31,
                               ---------------------------------------------------
                                  PROPERTY/CASUALTY            LIFE/HEALTH
                               ------------------------- -------------------------
                                  PREMIUMS                  PREMIUMS
                               ---------------   CLAIMS  ---------------
                               WRITTEN  EARNED  EXPENSES WRITTEN  EARNED  BENEFITS
                               -------  ------  -------- -------  ------  --------
1997
Direct........................ $  513   $  512   $  353      --       --      --
Assumed.......................  5,668    5,749    3,964  $1,388   $1,342    $963
Ceded.........................   (855)    (847)    (529)   (169)    (149)    (80)
                               ------   ------   ------  ------   ------    ----
 Net.......................... $5,326   $5,414   $3,788  $1,219   $1,193    $883
                               ======   ======   ======  ======   ======    ====
1996
Direct........................ $  525   $  477   $  382      --       --      --
Assumed.......................  5,887    5,987    4,237  $1,180   $1,165    $915
Ceded.........................   (826)    (846)    (635)   (105)    (105)   (126)
                               ------   ------   ------  ------   ------    ----
 Net.......................... $5,586   $5,618   $3,984  $1,075   $1,060    $789
                               ======   ======   ======  ======   ======    ====
1995
Direct........................ $  405   $  364   $  207      --       --      --
Assumed.......................  6,091    5,900    4,372  $  793   $  780    $558
Ceded......................... (1,103)  (1,123)    (899)    (84)     (84)    (53)
                               ------   ------   ------  ------   ------    ----
 Net.......................... $5,393   $5,141   $3,680  $  709   $  696    $505
                               ======   ======   ======  ======   ======    ====

General Re utilizes reinsurance to reduce its exposure to large claims. These agreements provide for recovery of a portion of certain claims and claim expenses from reinsurers. If the reinsurers are unable to meet their obligations under the agreements, General Re would be liable for such defaulted amounts. General Re holds partial collateral under these agreements and has never suffered a significant loss because of defaults. General Re utilizes various North American and international reinsurers as part of its retrocessional program. Prior to being included in General Re's retrocessional program, reinsurers are reviewed for their anticipated long-term creditworthiness by General Re's Retrocessional Market Committee.

                            GENERAL RE CORPORATION

As part of its retrocessional program, General Re has placed a portion of its reinsurance with various Lloyd's of London syndicates. The syndicates act as managing agents for individual Names who bear the risks and rewards of the syndicates' underwriting results. At December 31, 1997, General Re's reinsurance recoverables on paid and unpaid claims and claim expenses from all Lloyd's syndicates aggregated to approximately $270 million.

8. FEDERAL, FOREIGN AND LOCAL INCOME TAXES

Income tax expense (benefit) was as follows:

                                                      YEARS ENDED DECEMBER 31,
                         ------------------------------------------------------------------------------------
                                    1997                        1996                         1995
                         --------------------------- ---------------------------  ---------------------------
                         UNITED STATES FOREIGN TOTAL UNITED STATES FOREIGN TOTAL  UNITED STATES FOREIGN TOTAL
                         ------------- ------- ----- ------------- ------- -----  ------------- ------- -----
                                                            (IN MILLIONS)
Current.................     $112       $142   $254      $179       $148   $327       $169       $119   $288
Deferred................      (22)        70     48       (64)        60     (4)       (90)        49    (41)
                             ----       ----   ----      ----       ----   ----       ----       ----   ----
 Total..................     $ 90       $212   $302      $115       $208   $323       $ 79       $168   $247
                             ====       ====   ====      ====       ====   ====       ====       ====   ====

Income taxes were established on a consolidated basis for all United States and international operations of General Re. No provisions have been made for U.S. income taxes relating to $213 million of cumulative undistributed income of wholly owned international subsidiaries as of December 31, 1997 which is considered permanently reinvested. Applicable U.S. income taxes have been recorded for Cologne Re's income since it distributes dividends to its shareholders on an annual basis. Income taxes paid were $262 million, $219 million and $216 million in 1997, 1996 and 1995, respectively.

An analysis comparing the U.S. statutory income tax rate to General Re's effective tax rate based on percentages of pretax income is as follows:

                                                     YEARS ENDED DECEMBER 31,
                                                     --------------------------
                                                      1997     1996      1995
                                                     -------- -------- --------
U.S. statutory tax rate.............................    35.0%    35.0%     35.0%
Reduction in taxes resulting from:
 Tax-exempt bond interest...........................    (9.5)    (9.6)    (10.3)
 Dividends received deduction.......................    (1.9)    (1.4)     (1.5)
 Foreign tax rate differential/credits..............     0.3      1.1       0.4
 Miscellaneous......................................    (1.0)    (0.2)     (1.5)
                                                     -------  -------  --------
Effective tax rate..................................    22.9%    24.9%     22.1%
                                                     =======  =======  ========

                            GENERAL RE CORPORATION

The components of the net deferred income tax liability were as follows:

                                                                  DECEMBER 31,
                                                                  -------------
                                                                   1997   1996
                                                                  ------ ------
                                                                  (IN MILLIONS)
DEFERRED INCOME TAX ASSETS:
 Claim and claim expense liabilities............................. $   69 $  131
 Unearned premiums...............................................     73     82
 Accruals not currently deductible...............................     95     78
 U.S. temporary differences from foreign operations..............    195    114
 Foreign exchange................................................     97      1
 Other...........................................................     37     50
                                                                  ------ ------
  Total deferred tax assets......................................    566    456
                                                                  ------ ------
DEFERRED INCOME TAX LIABILITIES:
 Unrealized appreciation of investments..........................  1,350    798
 Deferred acquisition costs......................................    156    165
 Deferred charges................................................      8     12
 Discount on fixed maturity investments..........................     29     32
 Derivative financial instruments................................     36     22
 Other...........................................................      9     33
                                                                  ------ ------
  Total deferred tax liabilities.................................  1,588  1,062
                                                                  ------ ------
Net deferred income tax liability................................ $1,022 $  606
                                                                  ====== ======

9. NOTES PAYABLE AND COMMERCIAL PAPER

PARENT AND REINSURANCE OPERATIONS

Notes payable and commercial paper of the Parent company, General Re Corporation, and its reinsurance operations are presented below:

                                                                   DECEMBER 31,
                                                                   -------------
                                                                    1997   1996
                                                                   ------ ------
                                                                   (IN MILLIONS)
9.00% Note due in 2009............................................ $  150 $  150
8.85% Note due in 2005............................................    109    110
7.50% Note due in 2005............................................     26     26
                                                                   ------ ------
 Total notes payable.............................................. $  285 $  286
                                                                   ====== ======

The 9.00 percent note was issued in 1989 by General Re Corporation in connection with establishing the Employee Savings and Stock Ownership Plan (Note 11). The note is noncallable and has a covenant requiring General Re not to encumber its common stock holding in GRC, the largest subsidiary of General Re. The 8.85 percent and 7.50 percent noncallable notes were issued by National Re on January 19, 1995 and July 31, 1995, respectively. These notes have a par value of $100 million and $25 million, respectively, and were included in General Re's balance sheet at fair value on the date National Re was acquired. The difference between their fair value and par value is recognized as an adjustment to interest expense over the life of the notes.

                            GENERAL RE CORPORATION

General Re Corporation issues commercial paper periodically to meet its short-term funding needs or those of the reinsurance operations. Related commercial paper activity is summarized as follows:

                                                                  1997    1996
                                                                 ------  ------
                                                                 (IN MILLIONS)
Outstanding at end of year......................................     --      --
Average outstanding balance during the year.....................     $2  $  119
Average interest rate for the year..............................   5.69%   5.30%

General Re has $1.8 billion of available lines of credit which provide financial flexibility and support its commercial paper program. The credit lines consist of a 364-day facility of $800 million and a five-year credit facility for the remaining $1.0 billion. The credit agreements with the banks require General Re to maintain a minimum consolidated tangible net worth, as defined, of $2.7 billion. All available lines of credit were unused at December 31, 1997.

FINANCIAL SERVICES

Notes and commercial paper of the financial service operations were as follows:

                                                                  DECEMBER 31,
                                                                  -------------
                                                                   1997   1996
                                                                  ------ ------
                                                                  (IN MILLIONS)
General Re Funding Corporation Global Bond 3.0% due in 2026.....  $   27    --
General Re Funding Corporation Senior Accreting Notes 8.375% due
 in 2037........................................................      51    --
Structured finance notes........................................     666    --
7.70% Mortgage payable through 1998.............................       2 $   4
                                                                  ------ -----
 Total notes payable............................................  $  746 $   4
                                                                  ====== =====

The financial service operations issue notes payable and commercial paper to meet their funding and liquidity needs. Notes issued by General Re Funding Corporation ("GRFC") and the structured finance notes are supported by GRFC's match-funded investments. The 8.375% senior accreting note issued by GRFC matures on July 30, 2037 but is redeemable semiannually beginning July 30, 2004.

GRFC and its affiliates also had outstanding $666 million of structured finance notes at December 31, 1997 with interest rates ranging from 5.9 to 6.3 percent and maturities from one to three years. GRFC has entered into swap transactions that convert the associated fixed interest expense into floating rates. GRFC's debt obligations are guaranteed by General Re Corporation.

Principal maturities on the outstanding notes and mortgage payable of the financial service operations at December 31, 1997 were as follows:

                                                                   (IN MILLIONS)
1998..............................................................     $415
1999..............................................................       --
2000..............................................................      248
2001..............................................................       --
2002..............................................................       --
Remaining years after 2002........................................       83
                                                                       ----
Total.............................................................     $746
                                                                       ====

                            GENERAL RE CORPORATION

General Re Corporation has issued commercial paper on behalf of GRFP and GRFC to fund short-term liquidity needs. A summary of the commercial paper borrowings for these companies was as follows:

                                                                  1997    1996
                                                                 ------  ------
                                                                 (IN MILLIONS)
Year-end balance................................................ $  689  $  140
Average interest rate at year end...............................   5.73%   5.30%
Average maturity at year end (in days)..........................   87.2    76.8
Average outstanding balance during the year..................... $  446  $  107
Average interest rate for the year..............................   5.54%   5.38%

On December 18, 1997, General Re Corporation and GRFC established a $1 billion European Medium Term Note Program. Notes issued under the program by GRFC will be guaranteed by General Re Corporation and will be primarily used for match-funded investment transactions. The program allows for issuance of debt with maturities up to 30 years and denominated in a number of major currencies. With certain exceptions, the instruments may not be offered, sold, or delivered in the United States or to U.S. persons. There were no notes outstanding under the Program at December 31, 1997.

Consolidated interest expense and interest paid for loans payable and commercial paper were as follows:

                                                      YEARS ENDED DECEMBER 31,
                                                     ----------------------------
                                                       1997      1996      1995
                                                     --------  --------  --------
                                                           (IN MILLIONS)
Interest expense.................................... $     58  $     30  $     15
Interest paid.......................................       63        28        15

10. RETIREMENT PLANS

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

The components of pension expense related to both funded and unfunded plans were as follows:

                                                YEARS ENDED DECEMBER 31,
                                               ------------------------------
                                                 1997       1996       1995
                                               --------   --------   --------
                                                     (IN MILLIONS)
Service cost for benefits earned during the
 year......................................... $     19   $     17   $     13
Interest cost on projected benefit
 obligation...................................       23         19         16
Actual return on plan assets..................      (39)       (22)       (29)
Net amortization and deferral.................       26         11         22
                                               --------   --------   --------
Pension expense............................... $     29   $     25   $     22
                                               ========   ========   ========

The projected benefit obligation for U.S. employees was determined using an assumed discount rate of 7.00 percent in 1997, 7.50 percent in 1996 and 7.00 percent for 1995, and an assumed long-term compensation

                            GENERAL RE CORPORATION
increase of 5.50 percent in 1997, 6.00 percent for 1996 and 5.75 percent for 1995. An assumed long-term rate of return on plan assets of 8.50 percent was used in determining pension expense in 1997, 1996 and 1995. The projected benefit obligation for most Cologne Re employees was determined using an assumed discount rate of 7.00 percent in 1997, 1996 and 1995 and an assumed long-term compensation increase of 3.50 percent in 1997, 1996 and 1995.

The following table sets forth the plans' funded status and amount recognized in General Re's consolidated balance sheet:

                                                         DECEMBER 31,
                                                -------------------------------
                                                     1997            1996
                                                --------------- ---------------
                                                FUNDED UNFUNDED FUNDED UNFUNDED
                                                ------ -------- ------ --------
                                                         (IN MILLIONS)
Accumulated benefit obligation:
 Vested.......................................   $134   $  78    $100   $  72
 Nonvested....................................     20      11      16      10
                                                 ----   -----    ----   -----
Accumulated benefit obligation................    154      89     116      82
Effect of projected salary increases..........     62      34      64      42
                                                 ----   -----    ----   -----
 Projected benefit obligation.................    216     123     180     124
Plan assets at fair value.....................    196      --     161      --
                                                 ----   -----    ----   -----
Projected benefit obligation in excess of plan
 assets.......................................    (20)   (123)    (19)   (124)
Unrecognized net (gain) loss..................    (31)     22     (20)     22
Unrecognized prior service cost...............     (4)      5      (4)      6
Unrecognized net (asset) obligation at
 transition...................................     (4)      1      (5)      1
Adjustment to recognize minimum liability.....     --      (3)     --      --
                                                 ----   -----    ----   -----
 Accrued pension liability....................   $(59)  $ (98)   $(48)  $ (95)
                                                 ====   =====    ====   =====

Substantially all of General Re's employees in the United States will become eligible for certain health care and group life insurance benefits upon retirement from General Re. General Re has funded the benefit cost of current retirees, with the retiree paying a portion of the costs. The retiree's portion of the costs varies depending upon the individual's length of service with General Re upon retirement. Through a trust, General Re funded $3 million for postretirement health care benefits for current retirees at December 31, 1997 and 1996, and had an accrued liability of $32 million and $30 million, respectively, for current employees.

11. EMPLOYEE SAVINGS AND STOCK OWNERSHIP PLAN

General Re has a leveraged Employee Savings and Stock Ownership Plan ("ESSOP"), in which substantially all U.S. employees may participate. This is a defined contribution plan which allows employees to make regular contributions that the ESSOP matches up to a maximum of 6 percent of the employee's salary. In 1989, the ESSOP borrowed $150 million from General Re at
9.25 percent, payable annually through 2014. The proceeds of this borrowing were used by the ESSOP to purchase 1,754,386 shares of 7.25 percent ($6.20 dividend per share) cumulative convertible preferred stock of General Re. All preferred stock outstanding is held by the ESSOP and is convertible into common stock, under certain conditions, on a one-to-one basis. The preferred stock is held by the ESSOP trustee as collateral for the loan from General Re.

General Re makes contributions to the ESSOP which, together with the dividend on shares of the preferred stock, are sufficient to make loan interest and principal repayments back to General Re. As interest and principal are repaid, a portion of the preferred stock is released for allocation to participating employees. Annual compensation

                            GENERAL RE CORPORATION
expense for the ESSOP is based on the amount of contributions made to the plan, subject to a floor related to the percentage of allocated shares to total shares. During 1997 General Re recognized compensation expense for the ESSOP based on the shares-allocated floor.

The following summarizes ESSOP activity:

                                                  1997       1996       1995
                                               ---------- ---------- ----------
                                               (IN MILLIONS, EXCEPT SHARE DATA)
YEARS ENDED DECEMBER 31
 Dividends paid on preferred stock:
  Allocated shares............................ $        3 $        2 $        2
  Unallocated shares..........................          8          9          9
 Compensation expense.........................          4          4          4
 Contribution to ESSOP........................          5          4          4
 Interest income from ESSOP...................         14         14         14
ESSOP SHARE INFORMATION AT DECEMBER 31
 Fair value per share......................... $   213.78 $   159.50 $   157.00
 Shares allocated to employees during the
  year........................................     62,012     62,826     59,672
 Committed to be released.....................         25         40      2,602

12. INCENTIVE PLANS

General Re has a Long-Term Compensation Plan (the "Plan") which provides for the granting of incentive and nonqualified stock options to officers and members of the Board of Directors. The Plan provides that the exercise price of the options granted may not be less than the fair market value of General Re's common stock on the date the options are granted. The options are exercisable cumulatively, 20 percent each year commencing one year from the date of grant and expire ten years from the grant date. In certain circumstances, replacement options may be granted upon exercise of an original option, with the exercise price equal to the current market price and with a term extending to the expiration date of the original option.

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

                             GENERAL RE CORPORATION

The table that follows provides a summary of the activity for options and SARs:

                                    1997                      1996                      1995
                          ------------------------- ------------------------- -------------------------
                                        WEIGHTED                  WEIGHTED                  WEIGHTED
                                        AVERAGE                   AVERAGE                   AVERAGE
                           SHARES    EXERCISE PRICE  SHARES    EXERCISE PRICE  SHARES    EXERCISE PRICE
                          ---------  -------------- ---------  -------------- ---------  --------------
STOCK OPTIONS
Outstanding, beginning
 of year................  4,559,411     $122.96     3,647,929     $115.26     3,107,851     $102.06
Granted.................  1,158,289      178.59       921,738      149.58       944,987      146.36
Granted: 75th
 Anniversary............         --          --       171,000      146.75            --          --
Granted: National Re
 acquisition............         --          --       262,269       85.27            --          --
Exercised...............   (721,019)      99.28      (341,765)     153.71      (360,074)     139.31
Canceled................   (103,994)     147.86      (100,460)     139.24       (43,635)     112.99
Voided due to SARs
 exercise...............     (2,900)      55.56        (1,300)     156.33        (1,200)     141.24
                          ---------     -------     ---------     -------     ---------     -------
Outstanding, end of
 year...................  4,889,787     $139.08     4,559,411     $122.96     3,647,929     $115.26
                          =========     =======     =========     =======     =========     =======
Options exercisable, end
 of year................  2,177,771     $118.17     2,150,751     $104.58     1,628,404     $ 97.51
                          =========     =======     =========     =======     =========     =======
Shares available for
 future options.........  1,855,841          --     2,938,838          --     3,881,185          --
                          =========                 =========                 =========
STOCK APPRECIATION
 RIGHTS
Outstanding, beginning
 of year................     12,525     $114.48         8,000     $ 55.94         9,200     $ 55.49
Granted.................     12,700      177.00         5,825      149.20            --          --
Exercised...............     (2,900)      55.56        (1,300)     156.33        (1,200)     141.24
Cancelled...............        (75)     146.75            --          --            --          --
                          ---------     -------     ---------     -------     ---------     -------
Outstanding, end of
 year...................     22,250     $143.12        12,525     $114.48         8,000     $ 55.94
                          =========     =======     =========     =======     =========     =======

The following table summarizes information about stock options outstanding at December 31, 1997:

                                     OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                         -------------------------------------------- --------------------------
                                         WEIGHTED         WEIGHTED                   WEIGHTED
        RANGE OF           NUMBER    AVERAGE REMAINING    AVERAGE       NUMBER       AVERAGE
    EXERCISE PRICES      OUTSTANDING CONTRACTUAL LIFE  EXERCISE PRICE EXERCISABLE EXERCISE PRICE
    ---------------      ----------- ----------------- -------------- ----------- --------------
$ 50.65 -- $99.13.......    574,727      3.5 years        $ 85.17        574,727     $ 85.17
 100.81 -- 124.19.......  1,357,288      6.0               116.19        924,066      115.54
 126.38 -- 149.44.......  1,100,052      8.1               145.98        288,732      143.00
 150.18 -- 174.31.......    857,067      7.6               154.26        390,246      154.63
 177.00 -- 300.00.......  1,000,653      8.9               180.51             --          --
                          ---------                                    ---------
 Total..................  4,889,787      5.0              $139.08      2,177,771     $118.17
                          =========                                    =========

                            GENERAL RE CORPORATION

The fair value of options granted during 1997, 1996 and 1995 were $58 million, $48 million and $39 million, respectively. The fair value of the options granted was determined using the binomial option-pricing model using the following assumptions:

                                                               1997  1996  1995
                                                               ----  ----  ----
YEARS ENDED DECEMBER 31
Volatility of General Re stock price.......................... 20.0% 20.0% 20.0%
Annual dividend increase......................................  4.2   4.2   4.2
Expected term of options (in years):
 Non-qualified stock options..................................  6.0   6.0   6.0
 Restricted stock options.....................................  6.5   6.5   6.5

The expected term of replacement options is equal to the time remaining to maturity with a maximum of 6 years. In addition, the risk free interest rate on the date of grant is used, with the maturity equal to the expected term.

General Re has elected to continue accounting for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 for all of its compensatory plans. Accordingly, no compensation expense has been recognized for its nonqualified stock option plan. Had compensation expense for General Re's nonqualified stock option plan been recognized in accordance with FASB Statement No. 123, General Re's net income and basic earnings per share would have been $952 million, or $11.84 per basic share in 1997, $882 million, or $10.86 per basic share in 1996, and $823 million, or $9.90 per basic share in 1995.

The Plan also permits the granting of restricted stock awards as compensation to officers of General Re. Shares of restricted stock become outstanding upon grant, receive dividends and have voting rights identical to other outstanding shares of common stock. Restrictions lapse upon termination of the restriction period or upon death, disability or normal retirement. During 1997, 1996 and 1995, General Re made aggregate compensatory restricted stock awards of 16,715, 96,153 and 31,900 shares, respectively. At December 31, 1997 total restricted shares outstanding were 307,322 shares. The cost of restricted stock awards is based on the market value of the common stock at the date of grant and is recognized as an expense over the restriction period.

The Plan also provides for bonus awards to be made in cash, common stock, share units or restricted stock options ("RSOs"). RSOs restrictions lapse five years after the grant date and RSOs expire ten years after the grant date. RSOs are included in the tables above. Share units are paid in shares of common stock at a future date designated in advance of the bonus award period.

The expense of the Plan was $15 million in 1997, $7 million in 1996 and $4 million in 1995.

13. LEASES

General Re leases office space and computer equipment under noncancelable leases expiring in various years through 2010. Several of the leases have renewal options with various terms and rental rate adjustments. Rental expense was $35 million in 1997, $32 million in 1996 and $31 million in 1995. At December 31, 1997, the future minimum annual rental commitments under noncancelable leases were as follows:

                                            (IN MILLIONS)
            1998...........................     $ 39
            1999...........................       33
            2000...........................       31
            2001...........................       28
            2002...........................       23
            Subsequent to 2002.............      143
                                                ----
             Total.........................     $297
                                                ====

                            GENERAL RE CORPORATION

Future minimum rental payments above have not been reduced by $41 million of anticipated sublease rental income on noncancelable leases.

14. GENERAL RE FINANCIAL PRODUCTS

GRFP is engaged as a dealer in various types of derivative instruments, including interest rate, currency and equity swaps and options, as well as structured finance products. These instruments are carried at their current estimates of fair value, which is a function of underlying interest rates, currency rates, security values, volatilities and the creditworthiness of counterparties. Future changes in these factors or a combination thereof may affect the fair value of these instruments with any resulting adjustment, including amounts in excess of those previously recognized in the financial statements, being included currently in the income statement.

TRADING REVENUES

The results of GRFP's trading activities are summarized in the following table. Trading revenues include any associated gains and losses on hedging instruments. Trading revenue is included in "Other revenues" in the income statement.

                                                                  YEARS ENDED
                                                                  DECEMBER 31,
                                                                 --------------
                                                                 1997 1996 1995
                                                                 ---- ---- ----
                                                                 (IN MILLIONS)
Fixed income.................................................... $155 $143 $142
Other...........................................................   20    1   --
                                                                 ---- ---- ----
Gross trading revenues.......................................... $175 $144 $142
                                                                 ==== ==== ====

NATURE OF TRANSACTIONS AND TERMS

Interest rate, currency and equity swaps are agreements between two parties to exchange, at particular intervals, payment streams calculated on a specified notional amount. The parties to a currency swap typically exchange a principal amount in two currencies at inception of the contract, agreeing to re-exchange the currencies at a future date and agreed exchange rate.

Interest rate, currency and equity options grant the purchaser the right, but not the obligation, to either purchase from or sell to the writer a specified financial instrument under agreed terms. Interest rate caps and floors require the writer to pay the purchaser at specified future dates the amount, if any, by which the option's underlying market interest rate exceeds the fixed cap or falls below the fixed floor, applied to a notional amount.

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

A summary of notional amounts of derivative contracts at December 31, 1997 and 1996 is included in the table below. For these transactions, the notional amount represents the principal volume, which is referenced by the counterparties in computing payments to be exchanged, and are not indicative of GRFP's exposure to market or credit risk, future cash requirements or receipts from such transactions. Approximately 64 percent of the notional

                            GENERAL RE CORPORATION
volume outstanding for derivative contracts at December 31, 1997 have a term of five years or less and approximately 93 percent of the contracts have a term of less than ten years.

                                                                DECEMBER 31,
                                                              -----------------
                                                                1997     1996
                                                              -------- --------
                                                                (IN MILLIONS)
Interest rate and currency swap agreements................... $442,771 $322,836
Options written..............................................   62,325   51,547
Options purchased............................................   63,542   54,871
Financial futures contracts:
 Commitments to purchase.....................................   13,668   12,057
 Commitments to sell.........................................   18,179   17,427
Forward rate agreements......................................    5,264    9,565
Foreign exchange spot and forward contracts..................   26,826   15,615

FAIR VALUE OF TRADING INSTRUMENTS

The table below discloses the net fair value or carrying amount at the reporting date for each class of derivative financial contract held or issued by GRFP for trading purposes, as well as the average fair value during the year, based on monthly observations. The net fair values reflect rights of setoff and qualifying master netting arrangements with various counterparties in accordance with FASB Interpretation 39, Offsetting Amounts Related to Certain Contracts. Interest rate and foreign currency swaps shown in the table below include forward rate agreements and foreign exchange spot and forward contracts.

                                                    DECEMBER 31,
                                         -------------------------------------
                                               1997               1996
                                         ------------------ ------------------
                                          ASSET   LIABILITY  ASSET   LIABILITY
                                         -------  --------- -------  ---------
                                                    (IN MILLIONS)
Interest rate and foreign currency
 swaps.................................. $18,207   $17,646  $14,680   $14,693
Interest rate and foreign currency
 options................................   1,864     1,764    1,101       935
                                         -------   -------  -------   -------
Gross fair value........................  20,071    19,410   15,781    15,628
Adjustment for counterparty netting..... (15,987)  (15,987) (12,445)  (12,445)
                                         -------   -------  -------   -------
Net fair value..........................   4,084     3,423    3,336     3,183
Security receivables/payables...........     229       241      626       602
                                         -------   -------  -------   -------
Trading account assets/liabilities...... $ 4,313   $ 3,664  $ 3,962   $ 3,785
                                         =======   =======  =======   =======

                                           AVERAGE 1997       AVERAGE 1996
                                         ------------------ ------------------
                                          ASSET   LIABILITY  ASSET   LIABILITY
                                         -------  --------- -------  ---------
                                                    (IN MILLIONS)
Interest rate and foreign currency
 swaps.................................. $15,985   $15,832  $11,171   $11,495
Interest rate and foreign currency
 options................................   1,336     1,228      815       724
                                         -------   -------  -------   -------
Gross fair value........................  17,321    17,060   11,986    12,219
Adjustment for counterparty netting..... (13,951)  (13,951)  (9,650)   (9,650)
                                         -------   -------  -------   -------
Net fair value..........................   3,370     3,109    2,336     2,569
Security receivables/payables...........     314       293      197       213
                                         -------   -------  -------   -------
Trading account assets/liabilities...... $ 3,684   $ 3,402  $ 2,533   $ 2,782
                                         =======   =======  =======   =======

                            GENERAL RE CORPORATION

RISK MANAGEMENT

Market Risk

Market risk is the potential change in value of the portfolio caused by movements in foreign exchange, interest rate and equity markets. The level of market risk is influenced by factors such as volatility, correlation and liquidity. GRFP controls market risk exposures by taking offsetting positions in either cash instruments or other derivatives to reduce its overall exposure due to movements in these variables. For securities sold, but not yet purchased, GRFP may incur a loss if the market value of the security increases prior to the purchase of the instruments. GRFP manages its exposures on a portfolio basis. GRFP monitors its market risk on a daily basis across all products by calculating the effect on operating results of potential changes in market variables over a one week period. Based on historical market volatility, correlation data and informed judgment, GRFP sets market risk limits for each trading book based on a 95 percent probability that movements in market rates will not affect the results from operations in excess of the limit over a one week holding period. GRFP also monitors its consolidated market risk across all broad risk types on a weekly basis. It has established limits, and measures market risk against them primarily using Monte Carlo simulations to a 99 percent confidence level. When a risk limit is exceeded, appropriate action is taken, dependent upon the amount and duration of the excess, to monitor, control, and reduce the excess within approved levels. The weekly market risk limit across all trading books increased from $10 million to $15 million from April 1997 onward, consistent with the growth in GRFP's business .

Since inception, GRFP has not experienced a weekly position change in excess of the aggregate weekly market risk limit. In addition to these daily and weekly assessments of risk, GRFP prepares periodic stress tests to assess its exposure to movements in various market risk factors such as volatilities, shifts in yield curves and foreign currency exchange rates.

Credit Risk

Credit risk arises from the possible inability of counterparties to meet the terms of their contracts. GRFP evaluates and records a fair value adjustment against trading revenue to recognize counterparty credit exposure and future costs associated with administering each contract. The expected credit exposure for each trade is initially established on the trade date and is determined through the use of a proprietary credit exposure model that is based on historical default probabilities, market volatilities and, if applicable, the legal right of setoff. These exposures are continuously monitored, and the fair value adjustment is adjusted to reflect the changes in the credit quality of the counterparty, changes in interest and currency rates or changes in other factors affecting credit exposures. The fair value adjustment for counterparty credit exposures and future administrative costs on existing contracts was $93 million at December 31, 1997. GRFP has not experienced any write-offs on such contracts. In the event counterparties are unable to fulfill their contractual obligations, future losses due to defaults may exceed amounts currently recognized in the balance sheet.

Counterparties to the financial instruments are, in decreasing order of magnitude, foreign and domestic commercial banks, corporations, sovereigns, foreign and domestic brokers/dealers and government-chartered organizations. GRFP evaluates the creditworthiness of its counterparties by performing formal internal credit analyses and by referring to ratings of widely-accepted credit rating services. Counterparty credit limits are determined based on this analysis and counterparty credit exposures are monitored in accordance with these limits. GRFP receives cash and/or investment grade securities from certain counterparties as collateral and, where appropriate, may purchase credit insurance or enter into other transactions to mitigate its credit exposure. GRFP also incorporates into contracts with certain counterparties provisions which allow the unwinding of these transactions in the event of a downgrade in credit rating or other indications of decline in creditworthiness of either the counterparty or GRFP.

                            GENERAL RE CORPORATION

GRFP assesses credit risk by counterparty across all transactions with each respective counterparty. Assuming non-performance by all counterparties on all contracts potentially subject to a loss, the maximum potential loss, based on the cost of replacement, net of collateral held, at market rates prevailing at December 31, 1997, approximated $3,075 million. This value represents unrealized gains on financial instrument contracts in gain positions, net of any unrealized losses with these counterparties from offsetting positions. The maximum potential loss will increase or decrease during the life of the transaction as a function of contract terms and market conditions such as interest and currency rates. In the judgment of management, the likelihood that all counterparties would default, resulting in a maximum potential loss, is remote. Since inception, GRFP has not had any credit losses.

The following table presents GRFP's derivatives portfolio by counterparty credit quality and maturity at December 31, 1997. The amounts shown under gross exposure in the table are before consideration of netting arrangements and collateral held by GRFP. Net fair value shown on the table represents unrealized gains on financial instrument contracts in gain positions, net of any unrealized loss owed to these counterparties on offsetting positions. Net exposure shown on the table is net fair value less collateral held by GRFP.

                                        GROSS AMOUNTS
                         -------------------------------------------
                                    DUE AFTER FIVE                     NET
                         DUE BEFORE YEARS THROUGH  DUE AFTER          FAIR     NET
                         FIVE YEARS   TEN YEARS    TEN YEARS  TOTAL   VALUE  EXPOSURE
                         ---------- -------------- --------- ------- ------- --------
                                                (IN MILLIONS)
Counterparty credit
 quality
 AAA....................   $1,486       $1,319      $  863   $ 3,668 $   456 $   456
 AA.....................    4,185        2,647       1,901     8,733   1,197   1,197
 A......................    2,953        2,513         702     6,168   1,821   1,205
 BBB....................      343          255         421     1,019     498     198
 Below BBB and non-
  rated.................      357          126          --       483     112      19
                           ------       ------      ------   ------- ------- -------
  Total.................   $9,324       $6,860      $3,887   $20,071 $ 4,084 $ 3,075
                           ======       ======      ======   ======= ======= =======

In connection with certain purchases and sales of government securities, GRFP enters into collateralized repurchase and reverse repurchase agreements which may result in credit losses in the event the counterparty to the transaction is unable to fulfill its contractual obligations. All of these transactions are collateralized by U.S. and foreign government securities. In addition to interest amounts shown in Note 9, GRFP had $30 million, $96 million and $90 million of interest expense in 1997, 1996 and 1995, respectively, on related collateralized borrowings. GRFP's exposure to credit risks associated with the nonperformance of counterparties in fulfilling these contractual obligations can be directly affected by market fluctuations, which may affect the counterparties' ability to satisfy their obligations. It is GRFP's policy to take possession of securities purchased under agreements to resell. GRFP monitors the market value of the underlying securities as compared to the related receivable, including accrued interest, and requests additional collateral when appropriate. Counterparties to repurchase agreements and futures transactions are commercial banks and securities brokers and dealers.

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

Legal Risk

Legal risk arises from the uncertainty of the enforceability, through legal or judicial processes, of the obligations of GRFP's counterparties, including contractual provisions intended to reduce credit exposure by providing for

                            GENERAL RE CORPORATION
the offsetting or netting of mutual obligations. GRFP seeks to reduce legal risk by consulting with internal and external legal counsel (in relevant jurisdictions) to determine legality and enforceability of various transactions with different types of counterparties.

Liquidity Risk

GRFP is subject to liquidity risk in funding its portfolio of open transactions. Movements in underlying market variables affect both future cash flows related to the transactions and collateral required to cover the value of open positions. General Re has taken action to ensure GRFP has sufficient resources to cover its potential liquidity needs through its access to General Re's internal sources of liquidity, commercial paper program, lines of credit and medium-term program.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. l07, Disclosures about Fair Value of Financial Instruments, requires disclosures of fair values for certain financial instruments. Insurance contracts are among certain types of transactions which were considered difficult to fair value and therefore were specifically excluded from the statement's disclosures. General Re carries other financial instruments generally at fair values on its balance sheet, with the exception of those financial instruments listed below:

                                                        DECEMBER 31,
                                               -------------------------------
                                                    1997            1996
                                               --------------- ---------------
                                               STATEMENT FAIR  STATEMENT FAIR
                                                 VALUE   VALUE   VALUE   VALUE
                                               --------- ----- --------- -----
                                                        (IN MILLIONS)
FINANCIAL ASSETS
Mortgage receivable (included in other
 assets)......................................   $ 82    $114    $ 84    $116
Loan to ESSOP.................................    142     183     144     175
FINANCIAL LIABILITIES
Reinsurance operations notes payable..........    285     321     286     309
Financial services notes payable..............    746     746       4       4

General Re uses various methods and assumptions in estimating the fair value of financial instruments. The following valuation methods and assumptions were utilized by General Re in estimating the fair value of financial instruments.

  Investments--Fair values for fixed maturities and equity securities were generally based on quoted market prices or dealer quotes. The fair value of investments in limited partnerships, which were included in other invested assets on the balance sheet, was determined by reviewing available financial information of the investee and by performing other financial analyses in consultation with external advisors. Fair values for investments in real estate were determined using discounted cash flow analyses for each property. Fair values for reinsurance ventures were based on General Re's proportionate share in the entity's shareowners' equity, since the cost of determining fair value exceeds the benefits derived. The carrying amounts for short-term investments approximate their fair values.

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

                            GENERAL RE CORPORATION

  Securities purchased under agreements to resell and securities sold under agreements to repurchase--The carrying value for these financial instruments approximates their fair value.

  Trading account assets/liabilities--The fair value for trading account assets/liabilities was based on the use of valuation models that utilize, among other factors, current interest and foreign exchange rates and market volatility data.

  Securities sold but not yet purchased--The fair value for securities sold but not yet purchased was based on quoted market prices.

16. LEGAL PROCEEDINGS

General Re, through its subsidiaries, has been named as a defendant in litigation or a respondent in arbitration in the ordinary course of conducting its insurance and reinsurance business. These lawsuits generally seek to establish liability under insurance or reinsurance contracts issued by the subsidiaries, and occasionally seek punitive or exemplary damages. General Re's reinsurance subsidiaries are also indirectly involved in coverage litigation. In those cases, plaintiffs seek coverage for their liabilities under insurance policies from insurance companies reinsured by General Re's reinsurance subsidiaries. In the judgment of management, none of these cases, individually or collectively, is likely to result in judgments for amounts which, net of claim and claim expense liabilities previously established and applicable reinsurance, or any other litigation, would be material to the financial position, results of operations or cash flow of General Re.

On July 1, 1996, U.S. Aviation Underwriters, Inc. ("USAU"), a subsidiary of General Re, and the former chief executive officer of USAU, were convicted of mail fraud in connection with the allocation of liability between two policyholders arising from the settlement of claims for a December 7, 1987 airline crash. USAU's sentence included a $20.5 million fine, payable in installments over a five year probation period and restitution in accordance with previously paid civil settlements. These amounts were accrued in prior periods. USAU is appealing both its conviction and sentence. Payment of the fine by USAU is stayed pending the determination of the appeal.

17. COMMON AND PREFERRED STOCK

General Re has the authority to issue 250 million shares of $.50 par value common stock, of which 103 million have been issued. Common stock purchased in the open market is carried at cost and shown as a reduction to common shareowners' equity. When treasury shares are reissued, the treasury stock account is reduced for the cost of the common stock reissued on a first-in, first-out basis. No treasury stock of General Re is held by any subsidiary. The number of shares included in treasury stock were as follows:

                                                 YEARS ENDED DECEMBER 31,
                                             ----------------------------------
                                                1997        1996        1995
                                             ----------  ----------  ----------
Treasury shares, beginning of year.......... 21,262,113  20,714,069  20,955,202
Additional purchases........................  4,692,300   4,989,000     235,200
Reissuances.................................   (560,573) (4,440,956)   (476,333)
                                             ----------  ----------  ----------
Treasury shares, end of year................ 25,393,840  21,262,113  20,714,069
                                             ==========  ==========  ==========

General Re also has the authority to issue 20 million shares of preferred stock, of which 1,700,231 are issued and outstanding and held by the ESSOP, and 1 million (Series A Junior Participating Preferred) are reserved for the Stockholders' Rights Plan. Under the Stockholders' Rights Plan, one Right attaches to each outstanding share of common stock. In the event a person or group acquires or commences a tender or exchange offer for 20 percent or more of General Re's common stock, each Right entitles common shareowners to purchase Series A Junior Participating Stock, which is convertible to common stock having a value equal to two times the rights exercise price.

                            GENERAL RE CORPORATION

18. EARNINGS PER SHARE

Basic earnings per common share were based on earnings less preferred dividends, divided by the weighted average common shares outstanding during each year. Diluted earnings per share assume the conversion of all outstanding convertible preferred stock and the maximum dilutive effect of common stock equivalents. The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings per share calculations for 1997, 1996 and 1995.

                                                YEARS ENDED DECEMBER 31,
                         -----------------------------------------------------------------------
                                  1997                    1996                    1995
                         ----------------------- ----------------------- -----------------------
                         INCOME SHARES PER SHARE INCOME SHARES PER SHARE INCOME SHARES PER SHARE
                         ------ ------ --------- ------ ------ --------- ------ ------ ---------
                                       (IN MILLIONS, EXCEPT PER SHARE INFORMATION)
Net income..............  $968                    $894                    $825
Less: preferred divi-
 dends..................   (11)                    (11)                    (11)
                          ----                    ----                    ----
 BASIC EARNINGS.........   957   79.5   $12.04     883   80.3   $11.00     814   82.1    $9.92
                                        ======                  ======                   =====
EFFECT OF DILUTIVE
 SECURITIES
Stock options...........    --    0.7               --    0.5               --    0.4
Conversion of preferred
 stock..................    11    1.7               11    1.7               11    1.7
Conversion expense......    (4)    --               (5)    --               (5)    --
                          ----   ----             ----   ----             ----   ----
 DILUTED EARNINGS.......  $964   81.9   $11.76    $889   82.5   $10.78    $820   84.2    $9.74
                          ====   ====   ======    ====   ====   ======    ====   ====    =====

The effect of stock options on the denominator in the diluted earnings per share calculation was calculated using the treasury stock method. The treasury stock method assumes all potentially dilutive options are exercised as of the beginning of the period and the cash proceeds from assumed exercise are used to purchase common stock at the average market price for the period. The incremental difference between the number of shares assumed to be issued and the number of shares assumed to be purchased are included in the denominator of the diluted earnings per share calculation.

The additional expense due to conversion of preferred stock to common stock relates to the compensation expense recorded for the ESSOP as discussed in
Note 11. Subject to certain thresholds, General Re's ESSOP compensation expense equals principal and interest payments made by the ESSOP to General Re less preferred dividends received from General Re. The preferred stock had an annual per share dividend of $6.20 for the years included in the table above compared with a common dividend per share of $2.20, $2.04 and $1.96 in 1997, 1996 and 1995, respectively. When the preferred stock is assumed to be converted for the diluted earnings per share calculation, the after-tax difference between the preferred stock dividend and the common stock dividend increases ESSOP compensation expense, and thus lowers income available to common shareowners.

                             GENERAL RE CORPORATION

19. SEGMENT INFORMATION

The following is summarized financial information for General Re's business segments for 1997, 1996 and 1995:

                                                   1997
                         ---------------------------------------------------------
                           PROPERTY/CASUALTY
                         ----------------------
                          NORTH                   GLOBAL    FINANCIAL
                         AMERICAN INTERNATIONAL LIFE/HEALTH SERVICES  CONSOLIDATED
                         -------- ------------- ----------- --------- ------------
                                               (IN MILLIONS)
Net premiums written
 Property/casualty...... $ 3,058     $ 2,268          --         --     $ 5,326
 Life/health............      --          --      $1,219         --       1,219
                         -------     -------      ------     ------     -------
  Total net premiums
   written.............. $ 3,058     $ 2,268      $1,219         --     $ 6,545
                         =======     =======      ======     ======     =======
Total revenues.......... $ 3,967     $ 2,706      $1,277     $  301     $ 8,251
Income before taxes,
 goodwill, minority
 interest and realized
 gains/losses...........     849         315          83        105       1,352
 Total assets --
   December 31..........  20,562      12,104          --      8,793      41,459
                                                   1996
                         ---------------------------------------------------------
                           PROPERTY/CASUALTY
                         ----------------------
                          NORTH                   GLOBAL    FINANCIAL
                         AMERICAN INTERNATIONAL LIFE/HEALTH SERVICES  CONSOLIDATED
                         -------- ------------- ----------- --------- ------------
                                               (IN MILLIONS)
Net premiums written
 Property/casualty...... $ 3,081     $ 2,505          --         --     $ 5,586
 Life/health............      --          --      $1,075         --       1,075
                         -------     -------      ------     ------     -------
  Total net premiums
   written.............. $ 3,081     $ 2,505      $1,075         --     $ 6,661
                         =======     =======      ======     ======     =======
Total revenues.......... $ 3,887     $ 3,004      $1,134     $  271     $ 8,296
Income before taxes,
 goodwill, minority
 interest and realized
 gains/losses...........     741         320          53        100       1,214
 Total assets --
   December 31..........  19,669      12,454          --      8,038      40,161
                                                   1995
                         ---------------------------------------------------------
                           PROPERTY/CASUALTY
                         ----------------------
                          NORTH                   GLOBAL    FINANCIAL
                         AMERICAN INTERNATIONAL LIFE/HEALTH SERVICES  CONSOLIDATED
                         -------- ------------- ----------- --------- ------------
                                               (IN MILLIONS)
Net premiums written
 Property/casualty...... $ 2,964     $ 2,429          --         --     $ 5,393
 Life/health............      --          --      $  709         --         709
                         -------     -------      ------     ------     -------
  Total net premiums
   written.............. $ 2,964     $ 2,429      $  709         --     $ 6,102
                         =======     =======      ======     ======     =======
Total revenues.......... $ 3,641     $ 2,573      $  742     $  254     $ 7,210
Income before taxes,
 goodwill, minority
 interest and realized
 gains/losses...........     716         200          50        100       1,066
 Total assets --
   December 31..........  17,420      11,432          --      5,411      34,263

                             GENERAL RE CORPORATION

The following table is a summary of General Re's business by geographic area. Allocations to geographic area have been made on the basis of subsidiary location.

                                                  GEOGRAPHIC AREA
                                      ----------------------------------------
                                      NORTH AMERICA INTERNATIONAL CONSOLIDATED
                                      ------------- ------------- ------------
                                                   (IN MILLIONS)
1997
Revenues.............................    $ 4,739       $ 3,512      $ 8,251
Income before taxes, goodwill,
 minority interest and realized
 gains/losses........................        967           385        1,352
Identifiable assets at December 31...     29,947        11,512       41,459
1996
Revenues.............................    $ 4,593       $ 3,703      $ 8,296
Income before taxes, goodwill,
 minority interest and realized
 gains/losses........................        834           380        1,214
Identifiable assets at December 31...     29,041        11,120       40,161
1995
Revenues.............................    $ 4,150       $ 3,060      $ 7,210
Income before taxes, goodwill,
 minority interest and realized
 gains/losses........................        763           303        1,066
Identifiable assets at December 31...     23,839        10,424       34,263

                             GENERAL RE CORPORATION

20. UNAUDITED QUARTERLY FINANCIAL DATA

Summarized quarterly financial results and other data were as follows:

                                          FIRST    SECOND     THIRD    FOURTH
                                        --------- --------- --------- ---------
                                         (IN MILLIONS, EXCEPT PER SHARE DATA)
1997
Net premiums written
 Property/casualty..................... $   1,263 $   1,551 $   1,294 $   1,218
 Life/health...........................       298       284       327       310
Net premiums earned
 Property/casualty.....................     1,370     1,389     1,338     1,317
 Life/health...........................       286       280       327       300
Investment income......................       318       316       321       333
Expenses...............................     1,734     1,751     1,746     1,693
Net income.............................       244       233       244       247
Per common share:
 Basic earnings per share..............      2.97      2.88      3.06      3.13
 Diluted earnings per share............      2.91      2.81      2.98      3.05
 Common dividends......................       .55       .55       .55       .55
                                          FIRST    SECOND     THIRD    FOURTH
                                        --------- --------- --------- ---------
                                         (IN MILLIONS, EXCEPT PER SHARE DATA)
1996
Net premiums written
 Property/casualty..................... $   1,210 $   1,579 $   1,390 $   1,407
 Life/health...........................       251       259       275       290
Net premiums earned
 Property/casualty.....................     1,294     1,424     1,378     1,522
 Life/health...........................       245       254       276       285
Investment income......................       285       288       302       330
Expenses...............................     1,595     1,754     1,744     1,906
Net income.............................       237       224       184       249
Per common share:
 Basic earnings per share..............      2.87      2.80      2.31      3.00
 Diluted earnings per share............      2.82      2.74      2.27      2.94
 Common dividends......................       .51       .51       .51       .51

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF GENERAL RE CORPORATION

Reference is made to the captions "Board of Directors" and "Election of Directors" in the Proxy Statement.

The Executive Officers of General Re as of March 1, 1998 are as follows:

          NAME           AGE                        POSITION
          ----           ---                        --------
Charles F. Barr.........  48 Vice President, General Counsel and Secretary of
                             General Re Corporation since 1994; previously Vice
                             President and Assistant General Counsel of General
                             Reinsurance Corporation 1992-1994. With General Re
                             since 1989.
Joseph P. Brandon.......  39 Senior Vice President and Chief Financial Officer of
                             General Re Corporation since 1997; previously Vice
                             President and Chief Financial Officer of General Re
                             Corporation 1991-1997. With General Re since 1989.
I. John Cholnoky........  40 Vice President of General Re Corporation since 1996;
                             Senior Vice President of General Reinsurance
                             Corporation since 1993. With General Re since 1981.
Dr. Wolfgang Droste.....  45 Vice President of General Re Corporation since 1998;
                             previously Cologne Re's Head of Southeast Asia
                             Life/Health Business Unit 1994-1997, with General Re
                             since 1994; joined Cologne Re in 1984.
Ronald E. Ferguson......  56 Chairman and Chief Executive Officer of General Re
                             Corporation since 1987. With General Re since 1969.
Ernest C. Frohboese.....  57 Vice President of General Re Corporation and Senior
                             Vice President and Chief Investment Officer of General
                             Reinsurance Corporation since 1990. With General Re
                             since 1990.
Christopher P. Garand...  50 Vice President of General Re Corporation since 1995 and
                             Senior Vice President of General Reinsurance
                             Corporation since 1994; previously Vice President and
                             Manager, Financial Products and Services of General
                             Reinsurance Corporation 1988-1994. With General Re
                             since 1985.
Hans Peter Gerhardt.....  43 Senior Vice President of General Re Corporation since
                             1997; previously Vice President of General Re
                             Corporation 1996-1997; Senior Vice President of Cologne
                             Re since 1993; Member of the Board of Executive
                             Directors of Cologne Re since 1993. With General Re
                             since 1994; joined Cologne Re in 1983.
James E. Gustafson......  51 President and Chief Operating Officer of General Re
                             Corporation since 1995 and Chairman and Chief Executive
                             Officer of General Reinsurance Corporation since 1995;
                             previously Executive Vice President of General
                             Reinsurance Corporation 1991-1995. President and Chief
                             Executive Officer of General Re Services Corporation
                             since 1987. With General Re since 1969.

          NAME            AGE                        POSITION
          ----            ---                        --------
Tom N. Kellogg..........   61 Executive Vice President of General Re Corporation
                              since 1995 and President and Chief Operating Officer of
                              General Reinsurance Corporation since 1995; previously
                              Executive Vice President and Chief Marketing Officer of
                              General Reinsurance Corporation 1991-1995. With General
                              Re since 1968.
Victor Li...............   46 Vice President of General Re Corporation since 1997.
                              Member of the Board of Directors of Cologne Re since
                              1997. Co-Chairman, Asia-Pacific Consulting Group since
                              1993. With General Re since 1997.
Dr. Peter Lutke-           51 Executive Vice President of General Re Corporation
 Bornefeld..............      since 1995 and Chief Executive Officer of Cologne Re
                              since 1993; Member of the Board of Directors of Cologne
                              Re since 1990. With General Re since 1994; joined
                              Cologne Re in 1979.
Elke Mai................   53 Assistant Vice President of General Re Corporation
                              since February 1998. Senior Vice President of Cologne
                              Re since 1993. With General Re since 1994; joined
                              Cologne Re in 1972.
Jurgen Meisch...........   37 Vice President of General Re Corporation since 1997.
                              Chief Investment Officer and member of the Board of
                              Executive Directors of Cologne Re since 1996.
                              Previously Head of Business Development for the
                              insurance industry for Swiss Bank, Germany 1995-1996;
                              and Head of Asset Management, U.K., Ireland, non
                              European Countries, 1994-1995 and U.S. Branch Treasurer
                              1990-1994 for Munich Re. With General Re since 1996.
Peter Minton............   39 Vice President of General Re Corporation and Senior
                              Vice President of General Reinsurance Corporation since
                              1997; Vice President of General Re--New England Asset
                              Management since 1996. Previously, Head of Worldwide
                              Fixed Income Portfolio Strategy for Morgan Stanley &
                              Company 1992-1996. With General Re since 1996.
Elizabeth A. Monrad.....   43 Vice President and Treasurer of General Re Corporation
                              since 1995; Senior Vice President, Chief Financial
                              Officer and Treasurer of General Reinsurance
                              Corporation since 1997, previously a partner with
                              Coopers & Lybrand, 1989-1992. With General Re since
                              1992.
Franklin Montross, IV...   42 Senior Vice President of General Re Corporation since
                              1997; Member of the Board of Executive Directors of
                              Cologne Re since 1995; Chief Underwriting Officer and
                              Senior Vice President of General Reinsurance since
                              1992; previously Vice President of General Re
                              Corporation 1996-1997. With General Re since 1978.
Stephen P. Raye.........   54 Vice President of General Re Corporation since 1995;
                              Senior Vice President of General Re Services
                              Corporation since 1993; previously Vice President
                              Information Systems Division of General Re Services
                              Corporation 1985-1993. With General Re since 1977.
Katherine E. Stallfort..   37 Assistant Vice President, Director of Investor
                              Relations of General Re Corporation since 1995; Vice
                              President of General Reinsurance Corporation since
                              1997; previously property facultative underwriter
                              General Reinsurance Corporation. With General Re 1982-
                              91 and since 1993.
Lee R. Steeneck.........   50 Vice President and Actuary of General Re Corporation
                              since 1995; Senior Vice President of General
                              Reinsurance Corporation since 1996. With General Re
                              since 1975.
William E. Thiele.......   55 Vice President of General Re Corporation since 1996.
                              Previously, Chief Executive Officer and President of
                              Swiss Re America Corporation 1993-1996. With General Re
                              1968-1983, and since 1996.

The Chairman, President, Secretary and Treasurer are elected by the Board of Directors for one-year terms. Officers are appointed and serve at the discretion of the Board. Other officers may be appointed by and serve at the discretion of the Chief Executive Officer.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) FINANCIAL STATEMENTS SCHEDULES AND EXHIBITS

  1. The Financial Statements, Reserve Disclosures (unaudited) and Financial Statement Schedules listed in Item 8 are filed as part of this Report.

  2. Exhibits

     3.1 The Restated Certificate of Incorporation of General Re Corporation, as amended, is incorporated by reference herein from General Re's
           Annual Report on Form 10-K for the fiscal year ended December 31, 1987.
     3.2 The By-Laws of General Re Corporation, as amended and restated, is incorporated by reference from General Re's Annual Report on Form
           10-K for the fiscal year ended December 31, 1996.
     4.1   Rights Agreement, dated as of September 11, 1991 between General Re
           Corporation and The Bank of New York, as Rights Agent, is incorporated by reference from General Re's Annual Report on Form
           10-K for the fiscal year ended December 31, 1994.
    10.2 Form of Indemnity Agreement among General Re Corporation and directors and executive officers is incorporated by reference from General Re's Annual Report on Form 10-K for the fiscal year ended
           December 31, 1994.(/1/)
    10.3 The General Reinsurance Supplemental Benefit Equalization Plan, is incorporated by reference from General Re's Annual Report on Form
           10-K for the fiscal year ended December 31, 1995.(/1/)
    10.4 The General Re Corporation Retirement Plan for Directors, is incorporated by reference from General Re's Annual Report on Form
           10-K for the fiscal year ended December 31, 1995.(/1/)
    10.5 The General Re Corporation Deferred Compensation Plan for Directors, is incorporated by reference from General Re's Annual Report on Form
           10-K for the fiscal year ended December 31, 1995.(/1/)
    10.6 Form of Severance Agreement among General Re Corporation and certain executive officers is incorporated by reference from General Re's
           Annual Report on Form 10-K for the fiscal year ended December 31, 1996.(/1/)
    10.7.1 Employment Agreement between Cologne Re and Peter Lutke-Bornefeld, is incorporated by reference from General Re's Annual Report on Form
           10-K for the fiscal year ended December 31, 1996.(/1/)
    10.7.2 Employment agreement between General Re Corporation and Ronald E.
           Ferguson, is incorporated by reference from General Re's Report on Form 10-Q for the period ended June 30, 1997.(/1/)
    21.    Subsidiaries of the Registrant.
    23.    Consent of Independent Accountants.
    24.    Powers of Attorney of Directors.
    27.    Financial Data Schedule.

--------
(/1/Management)contracts or compensatory plans filed pursuant to Item 14(c).

(B) REPORTS ON FORM 8-K

  None

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

Dated: March 25, 1998

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

          SIGNATURE                        TITLE
                                                                      DATE

     Ronald E. Ferguson        Chairman and Chief Executive        February 11,
    (Ronald E. Ferguson)       Officer and Director                        1998

      Joseph P. Brandon        Senior Vice President and           February 11,
     (Joseph P. Brandon)       Chief Financial Officer                     1998
                               (Principal Financial Officer)

     Elizabeth A. Monrad       Vice President and Treasurer        February 11,
    (Elizabeth A. Monrad)      (Principal Accounting Officer)              1998

     *Lucy Wilson Benson       Director                            February 11,
    (Lucy Wilson Benson)                                                   1998

      *Walter M. Cabot         Director                            February 11,
      (Walter M. Cabot)                                                    1998

    *William C. Ferguson       Director                            February 11,
    (William C. Ferguson)                                                  1998

       *Donald J. Kirk         Director                            February 11,
      (Donald J. Kirk)                                                     1998

       *Kay Koplovitz          Director                            February 11,
       (Kay Koplovitz)                                                     1998

    *Andrew W. Mathieson       Director                            February 11,
    (Andrew W. Mathieson)                                                  1998

     *Martin G. McGuinn        Director                            February 11,
     (Martin G. McGuinn)                                                   1998

     *David E. McKinney        Director                            February 11,
     (David E. McKinney)                                                   1998

              #                Director
      (James S. Riepe)

      *Stephen A. Ross         Director                            February 11,
      (Stephen A. Ross)                                                    1998

     *Walter F. Williams       Director                            February 11,
    (Walter F. Williams)                                                   1998

--------
*By either Charles F. Barr or Robert D. Graham pursuant to a power of attorney.
#Mr. Riepe joined the board of directors on February 11, 1998, did not serve as a director during the period covered by this report, and consequently has not signed the report.

                             GENERAL RE CORPORATION

    SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF GENERAL RE CORPORATION

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             GENERAL RE CORPORATION

                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996
                                (PARENT COMPANY)
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                1997     1996
                                                               -------  -------
                           ASSETS
Fixed maturities, available-for-sale.........................  $    51  $    85
Short-term investments, at amortized cost which approximates
 fair value..................................................       16      159
Investment in subsidiaries, at equity........................    8,312    7,361
Other invested assets........................................       34       39
Other assets.................................................       56       31
Due from subsidiaries........................................      739      178
                                                               -------  -------
  Total assets...............................................  $ 9,208  $ 7,853
                                                               =======  =======
                         LIABILITIES
Commercial paper.............................................  $   689  $   140
Notes payable due 2009.......................................      150      150
Income taxes.................................................       80      135
Other liabilities............................................      125      100
                                                               -------  -------
  Total liabilities..........................................    1,044      525
                                                               -------  -------
Cumulative convertible preferred stock (shares issued:
 1,700,231 in 1997 and 1,711,907 in 1996; no par value)......      145      146
Loan to employee savings and stock ownership plan............     (142)    (144)
                                                               -------  -------
                                                                     3        2
                                                               -------  -------
                 COMMON SHAREOWNERS' EQUITY
Common stock (102,827,344 shares issued in 1997 and 1996; par
 value $.50).................................................       51       51
Paid-in capital..............................................    1,109    1,041
Unrealized appreciation of investments, net of deferred in-
 come taxes..................................................    2,460    1,625
Currency translation adjustments, net of deferred income tax-
 es..........................................................      (42)     (53)
Retained earnings............................................    7,492    6,708
Less common stock in treasury, at cost (shares held:
 25,393,840 in 1997
 and 21,262,113 in 1996).....................................   (2,909)  (2,046)
                                                               -------  -------
  Total common shareowners' equity...........................    8,161    7,326
                                                               -------  -------
  Total liabilities, cumulative convertible preferred stock
   and
   common shareowners' equity................................  $ 9,208  $ 7,853
                                                               =======  =======

                             GENERAL RE CORPORATION

                         CONDENSED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                (PARENT COMPANY)
                                 (IN MILLIONS)

                                                            1997   1996   1995
                                                            ----  ------  ----
REVENUES
  Distributions from subsidiaries
    Insurance subsidiaries................................. $850  $1,038  $420
    Other subsidiaries.....................................    7      75     8
                                                            ----  ------  ----
      Total distributions from subsidiaries................  857   1,113   428
  Investment income........................................    7       9    11
  Other revenues...........................................   32      15    22
  Net realized gains (losses) on investments...............   (8)      1    (6)
                                                            ----  ------  ----
      Total revenues.......................................  888   1,138   455
                                                            ----  ------  ----
EXPENSES
  Other operating costs and expenses.......................    2      36    29
  Income tax expense (benefit).............................   10      (4)    4
                                                            ----  ------  ----
      Total expenses.......................................   12      32    33
                                                            ----  ------  ----
      Income before equity income..........................  876   1,106   422
                                                            ----  ------  ----
Equity in net income of subsidiaries less dividends re-
 ceived of
 $857 in 1997, $1,113 in 1996 and $428 in 1995.............   92    (212)  403
                                                            ----  ------  ----
      Net income........................................... $968  $  894  $825
                                                            ====  ======  ====

                             GENERAL RE CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                (PARENT COMPANY)
                                 (IN MILLIONS)

                                                             1997  1996  1995
                                                             ----  ----  -----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income................................................ $968  $894  $ 825
  Equity in net income of subsidiaries less dividends
   received.................................................  (92)  212   (403)
  Change in due to/due from subsidiaries.................... (484) (150)    26
  Other.....................................................  (66)   43    (18)
                                                             ----  ----  -----
      Net cash from operating activities....................  326   999    430
                                                             ----  ----  -----
CASH FLOWS FROM INVESTING ACTIVITIES
  Fixed maturities:
    Purchases............................................... (162) (172)  (344)
    Sales...................................................  208   326    146
    Maturities..............................................   --    --     74
  Equity securities:
    Purchases...............................................  (23)  (60)    --
    Sales...................................................    7   111     --
Other invested assets.......................................   (5)   --     --
Net sales (purchases) of short-term investments.............  143  (138)     3
Cash used in acquisitions...................................   --  (313)    --
Capital contribution to subsidiaries........................  (46)  (28)  (125)
                                                             ----  ----  -----
      Net cash used in investing activities.................  122  (274)  (246)
                                                             ----  ----  -----
CASH FLOWS FROM FINANCING ACTIVITIES
  Commercial paper borrowing (repayment), net...............  549   140    (31)
  Cash dividends paid to shareowners
    Common.................................................. (174) (163)  (161)
    Preferred...............................................  (11)  (11)   (11)
  Acquisition of treasury stock............................. (867) (729)   (30)
  Other.....................................................   50    44     45
                                                             ----  ----  -----
      Net cash used in financing activities................. (453) (719)  (188)
                                                             ----  ----  -----
Change in cash..............................................   (5)   (6)    (4)
Cash, beginning of year.....................................    6    --      4
                                                             ----  ----  -----
Cash, end of year........................................... $  1  $  6  $  --
                                                             ====  ====  =====

                            GENERAL RE CORPORATION

                SCHEDULE V--SUPPLEMENTARY INSURANCE INFORMATION
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN MILLIONS)

     COLUMN A        COLUMN B   COLUMN C COLUMN D  COLUMN E   COLUMN F  COLUMN G   COLUMN H    COLUMN I   COLUMN J  COLUMN K
------------------- ----------- -------- -------- ----------- -------- ---------- ---------- ------------ --------- --------
                                                                                  BENEFITS,
                                 GROSS              POLICY                         CLAIMS,   AMORTIZATION
                     DEFERRED    CLAIMS            BENEFITS                         LOSSES   OF DEFERRED
       YEAR           POLICY      AND                 FOR       NET       NET        AND        POLICY      OTHER     NET
        AND         ACQUISITION  CLAIM   UNEARNED LIFE/HEALTH PREMIUM  INVESTMENT SETTLEMENT ACQUISITION  OPERATING PREMIUMS
      SEGMENT          COST     EXPENSES PREMIUMS  CONTRACTS  REVENUE    INCOME    EXPENSES     COSTS     EXPENSES  WRITTEN
------------------- ----------- -------- -------- ----------- -------- ---------- ---------- ------------ --------- --------
1997
Property/Casualty
 North America.....    $214     $10,684   $1,081       --      $3,144    $  814     $2,152      $  662      $339     $3,058
 International.....     142       5,113      589       --       2,270       369      1,636         514       197      2,268
Life/health........     120          --      204     $907       1,193        73        883         238        78      1,219
                       ----     -------   ------     ----      ------    ------     ------      ------      ----     ------
   Total...........    $476     $15,797   $1,874     $907      $6,607    $1,256     $4,671      $1,414      $614     $6,545
                       ====     =======   ======     ====      ======    ======     ======      ======      ====     ======
1996
Property/Casualty
 North America.....    $232     $10,767   $1,151       --      $3,104    $  727     $2,143      $  682      $303     $3,081
 International.....     158       5,210      639       --       2,514       394      1,841         576       195      2,505
Life/health........      67          --      167     $751       1,060        59        789         220        60      1,075
                       ----     -------   ------     ----      ------    ------     ------      ------      ----     ------
   Total...........    $457     $15,977   $1,957     $751      $6,678    $1,180     $4,773      $1,478      $558     $6,661
                       ====     =======   ======     ====      ======    ======     ======      ======      ====     ======
1995
Property/Casualty
 North America.....    $226     $ 9,356   $1,115       --      $2,853    $  711     $1,919      $  706      $266     $2,964
 International.....     183       4,896      667       --       2,288       247      1,761         490       111      2,429
Life/health........      25          --      131     $580         696        40        505         149        36        709
                       ----     -------   ------     ----      ------    ------     ------      ------      ----     ------
   Total...........    $434     $14,252   $1,913     $580      $5,837    $  998     $4,185      $1,345      $413     $6,102
                       ====     =======   ======     ====      ======    ======     ======      ======      ====     ======

----
Note: The totals shown in the Schedule include only the property/casualty and life/health operations of General Re and may not correspond with consolidated amounts.

                                 EXHIBIT INDEX

                                                                    SEQUENTIALLY
 EXHIBIT                                                              NUMBERED
   NO.                          DESCRIPTION                             PAGE
 -------                        -----------                         ------------
   21    Subsidiaries and Registrant..............................
   23    Consent of Independent Accountants.......................
   24    Powers of Attorney of Directors..........................
   27    Financial Data Schedule..................................