Form 10-Q
period 1998-03-31
GENERAL RE CORP
filed 1998-05-15
CIK 317745

[OBJECT OMITTED]

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1998
                                 -------------------------------

Commission file number                        1-8026
                                 -------------------------------

[OBJECT OMITTED]
                             GENERAL RE CORPORATION

             (Exact name of registrant as specified in its charter)

        DELAWARE                                               06-1026471
      ------------                                            ------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

     Financial Centre, P.O. Box 10350
         Stamford, Connecticut                                   06904-2350
         ---------------------                                   ----------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, with area code                 (203) 328-5000
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                 Class                       Outstanding at March 31, 1998

     Common Stock, $.50 par value                  76,510,211 Shares
---------------------------------------     --------------------------------

                                [OBJECT OMITTED]

                             GENERAL RE CORPORATION

                                 FORM 10-Q INDEX



PART I.  FINANCIAL INFORMATION


                                                                     PAGE
Item 1.    Financial Statements

           Consolidated Statements of Income
           Three months ended March 31, 1998 and 1997                  3

           Consolidated Statements of Comprehensive Income
           Three months ended March 31, 1998 and 1997                  4

           Consolidated Balance Sheets
           March 31, 1998 and December 31, 1997                        5

           Consolidated Statements of Common Shareowners' Equity
           Three months ended March 31, 1998 and 1997                  6

           Consolidated Statements of Cash Flows
           Three months ended March 31, 1998 and 1997                  7

           Notes to Consolidated Interim Financial Statements          8

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations              10


PART II.  OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

           Reports on Form 8-K (none)                                 19

           Exhibit 27    -  Financial Data Schedules                  21

                             GENERAL RE CORPORATION
                        Consolidated Statements of Income
                        (in millions, except share data)

                                                           (Unaudited)
                                                           -----------
                                                       Three months ended
                                                            March 31,
                                                            ---------
                                                      1998             1997
                                                      ----             ----
Premiums and other revenues

Net premiums written
     Property/casualty                               $1,087           $1,263
     Life/health                                        324              298
                                                     ------          -------
Total net premiums written                           $1,411           $1,561
                                                     ======           ======

Net premiums earned
     Property/casualty                               $1,167           $1,370
     Life/health                                        307              286
                                                     ------          -------
Total net premiums earned                             1,474            1,656

Investment income                                       322              318
Other revenues                                           93               87
Net realized gains                                       37               11
                                                    -------          -------

         Total revenues                               1,926            2,072
                                                      -----            -----

Expenses

Claims and claim expenses                               782              967
Life/health benefits                                    223              200
Acquisition costs                                       344              354
Other operating costs and expenses                      185              206
Goodwill amortization                                     7                7
                                                    -------          -------

         Total expenses                               1,541            1,734
                                                      -----            -----

         Income before income taxes and
           minority interest                            385              338

Income tax expense                                       96               81
                                                     ------           ------

         Income before minority interest                289              257

Minority interest                                        17               13
                                                     ------           ------

         Net income                                    $272             $244
                                                       ====             ====

Share data:

Net income per common share:
         Basic                                        $3.49            $2.97
                                                      =====            =====
         Diluted                                      $3.40            $2.91
                                                      =====            =====

Average common shares outstanding:
         Basic                                   76,993,544       81,098,094
                                                 ==========       ==========
         Diluted                                 79,689,665       83,463,222
                                                 ==========       ==========

Dividend per share to common shareowners              $ .59            $ .55
                                                      =====            =====

           See notes to the consolidated interim financial statements.

                             GENERAL RE CORPORATION
                 Consolidated Statements of Comprehensive Income
                        (in millions, except share data)



                                                       (Unaudited)
                                                       -----------
                                                    Three months ended
                                                         March 31,
                                                         ---------

                                                     1998          1997
                                                     ----          ----



Net income                                            $272          $244

Unrealized appreciation (depreciation) of investments, after tax:

     Common equities                                   253            53

     Preferred equities                                  4             1

     Fixed maturities                                   (7)         (107)

     Less:   Reclassification for prior periods'
             appreciation included in current
             period's realized gains                   (33)           -

Foreign currency translation gains (losses)            (18)           38
                                                     -----         -----

         Comprehensive income                         $471          $229
                                                      ====          ====



Share data:

Comprehensive income per diluted common share        $5.90         $2.73
                                                     =====         =====















           See notes to the consolidated interim financial statements.

                             GENERAL RE CORPORATION
                           Consolidated Balance Sheets
                        (in millions, except share data)

                                                          March 31,    Dec. 31,
                                                            1998         1997
Assets
Insurance investments:
  Fixed maturities, available-for-sale (cost:
   $15,597 in 1998; $15,859 in 1997)                       $16,602     $16,847
  Preferred equities, at fair value (cost:
   $921 in 1998; $980 in 1997)                                 986       1,041
  Common equities, at fair value (cost:
   $2,155 in 1998; $2,098 in 1997)                           5,201       4,748
  Short-term investments, at amortized cost
   which approximates fair value                             1,178       1,172
  Other invested assets                                        760         768
                                                          --------    --------
     Total insurance investments                            24,727      24,576

Cash                                                           204         193
Accrued investment income                                      291         358
Accounts receivable                                          1,983       1,858
Funds held by reinsured companies                              474         488
Reinsurance recoverable                                      2,575       2,706
Deferred acquisition costs                                     457         476
Goodwill                                                       956         968
Other assets                                                   735         962
Financial services assets:
     Investment securities, at fair value (cost:
      $1,103 in 1998; $790 in 1997)                          1,107         792
     Trading securities, at fair value (cost:
      $2,146 in 1998; $1,908 in 1997)                        2,110       1,859
     Short-term investments, at fair value                     268         129
     Cash                                                       88         159
     Trading account assets                                  4,601       4,313
     Securities purchased under agreements to resell           838         903
     Other assets                                              791         719
                                                          --------   ---------
         Total assets                                      $42,205     $41,459
                                                           =======     =======

Liabilities
Claims and claim expenses                                  $15,719     $15,797
Policy benefits for life/health contracts                      944         907
Unearned premiums                                            1,756       1,874
Other reinsurance balances                                   2,432       2,948
Commercial paper                                               150          -
Notes payable                                                  285         285
Income taxes                                                 1,308       1,104
Other liabilities                                              940         997
Minority interest                                            1,038       1,032
Financial services liabilities:
     Securities sold under agreements to repurchase,
      at contract value                                      1,047       1,030
     Securities sold but not yet purchased, at
      market value                                           1,020       1,190
     Trading account liabilities                             4,187       3,664
     Commercial paper                                          640         689
     Notes payable                                           1,176         746
     Other liabilities                                       1,192       1,032
                                                           -------     -------
         Total liabilities                                  33,834      33,295
                                                            ------      ------

Cumulative convertible preferred stock (shares
 issued: 1,696,257 in 1998 and 1,700,231 in 1997;
  no par value)                                                145         145
Loan to employee savings and stock ownership plan             (142)       (142)
                                                           -------     -------
                                                                 3           3
                                                          --------   ---------
Common shareowners' equity
Common stock (102,827,344 shares issued in 1998
 and 1997; par value $.50)                                      51          51
Paid-in capital                                              1,128       1,109
Accumulated other comprehensive income, net of
 deferred income taxes                                       2,617       2,418
Retained earnings                                            7,716       7,492
Less common stock in treasury, at cost (shares
  held:  26,317,133 in 1998 and 25,393,840 in 1997)         (3,144)     (2,909)
                                                          --------    --------
         Total common shareowners' equity                    8,368       8,161
                                                          --------     -------
         Total liabilities, cumulative convertible
          preferred stock and common shareowners' equity   $42,205     $41,459
                                                           =======     =======


           See notes to the consolidated interim financial statements.

                             GENERAL RE CORPORATION
              Consolidated Statements of Common Shareowners' Equity
                                  (in millions)
                                                        (Unaudited)
                                                        -----------
                                                     Three months ended
                                                          March 31,
                                                          ---------
                                                    1998           1997
                                                    ----           ----
Common stock:
    Beginning of period                              $51            $51
    Change for the period                              -              -
                                                     ---            ---
       End of period                                  51             51
                                                      --             --

Paid-in capital:
    Beginning of period                            1,109          1,041
    Stock issued under stock option and other
     incentive arrangements                           14             13
    Other                                              5              6
                                                  ------          -----
       End of period                               1,128          1,060
                                                   -----          -----

Accumulated other comprehensive income
    net of deferred income taxes:

    Unrealized appreciation of investments,
     net of adjustment for appreciation
     (depreciation) related to realized gains
     included in net income
    Beginning of period                            2,460          1,625
    Change for the period                            337            (68)
    Deferred income taxes                           (120)            15
                                                  ------        -------
       End of period                               2,677          1,572
                                                   -----          -----

    Currency translation adjustments
    Beginning of period                              (42)           (53)
    Change for the period                            (34)            36
    Deferred income taxes                             16              3
                                                    ----           ----
       End of period                                 (60)           (14)
                                                     ---            ---

    Accumulated other comprehensive income
    Beginning of period                            2,418          1,572
    Change for the period                            303            (32)
    Deferred income taxes                           (104)            18
                                                  ------        -------
       End of period                               2,617          1,558
                                                   -----          -----

Retained earnings:
    Beginning of period                            7,492          6,708
    Net income                                       272            244
    Dividends on common stock                        (45)           (44)
    Dividends on preferred stock, net of
     income taxes                                     (3)            (3)
                                                 -------        -------
       End of period                               7,716          6,905
                                                   -----          -----

Common stock in treasury:
    Beginning of period                           (2,909)        (2,046)
    Cost of shares acquired during period           (230)          (167)
    Stock issued under stock option and other
     incentive arrangements                           (5)             4
                                                  -------        ------
       End of period                              (3,144)        (2,209)
                                                  ------         ------

    Total common shareowners' equity              $8,368         $7,365
                                                  ======         ======

           See notes to the consolidated interim financial statements.

                             GENERAL RE CORPORATION
                      Consolidated Statements of Cash Flows
                                  (in millions)
                                                               (Unaudited)
                                                               -----------
                                                           Three months ended
                                                                March 31,
                                                                ---------
                                                             1998       1997
                                                             ----       ----
Cash flows from operating activities:
     Net income                                              $272       $244
     Adjustments to reconcile net income to net
      cash provided by operating activities:
         Change in claim and claim expense liabilities        (78)       138
         Increase in policy benefits for life/health
          contracts                                            37         33
         Change in reinsurance recoverable                    131        (24)
         Change in unearned premiums                         (118)      (110)
         Amortization of acquisition costs                    344        354
         Acquisition costs deferred                          (325)      (343)
         Trading account activities:
              Change in trading account securities           (587)       (80)
              Securities purchased under agreements
               to resell                                       65       (476)
              Securities sold under agreements to
               repurchase                                      17        556
              Change in other trading balances                366       (374)
         Other changes in assets and liabilities              232         44
         Net realized gains on investments                    (37)       (11)
                                                              ---        ----
                  Net cash from (used in)
                   operating activities                       319        (49)
                                                              ---        ----

Cash flows from investing activities:
     Fixed maturities: available-for-sale
         Purchases                                         (1,251)    (1,709)
         Calls and maturities                                 144        116
         Sales                                                986      2,007
     Equity securities
         Purchases                                           (355)      (418)
         Sales                                                307        126
     Net sales (purchases) of short-term investments            8       (203)
     Net purchases of other invested assets                    (3)       (16)
                                                             ----     -------
                  Net cash used in investing
                   activities                                (164)       (97)
                                                             ----     -------

Cash flows from financing activities:
     Issuance of structured notes                             410         -
     Commercial paper borrowing, net                          101        310
     Change in contract deposits                             (449)         1
     Dividends paid to common shareowners                     (45)       (44)
     Acquisition of treasury stock                           (218)      (172)
     Other                                                    (14)        18
                                                              ---         --
              Net cash from (used in)financing activities    (215)       113
                                                             ----        ---

Change in cash                                                (60)       (33)

Cash, beginning of period                                     352        365
                                                              ---        ---

Cash, end of period                                          $292       $332
                                                             ====       ====

           See notes to the consolidated interim financial statements.
                                        7

                             GENERAL RE CORPORATION

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS


1. General - The interim financial statements of General Re Corporation and its subsidiaries ("General Re") have been prepared on the basis of generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements and related notes should be read in conjunction with the financial statements and related notes in General Re's 1997 Annual Report filed on Form 10-K. Certain reclassifications have been made to 1997 balances to conform to the 1998 presentation. The operating results of General Re's international reinsurance operations are reported on a one quarter lag.

2. Income Taxes - General Re's effective income tax rate differs from current statutory rates principally due to tax-exempt interest income and dividends received deductions. General Re paid income taxes of $23 million and $69 million in the first three months of 1998 and 1997, respectively.

3. Reinsurance Ceded - General Re utilizes reinsurance to reduce its exposure to large losses. The income statement amounts for premiums written, premiums earned, claims and claim expenses incurred and life/health benefits are reported net of reinsurance. Direct, assumed, ceded and net amounts for the first three months of 1998 and 1997 were as follows (in millions):

             Property/Casualty      Life/Health      Claims and      Life/Health
             Written    Earned     Written  Earned  Claim Expenses     Benefits

 1998
 Direct     $  127     $  127         -         -      $  69               -
 Assumed     1,144      1,258        $359    $342        830            $245
 Ceded        (184)      (218)        (35)    (35)      (117)            (22)
            ------     ------        ----    ----       ----            ----
 Net        $1,087     $1,167        $324    $307       $782            $223
            ======     ======        ====    ====       ====            ====

 1997
 Direct     $  123     $  126         -       -         $104             -
 Assumed     1,340      1,456        $352    $323        969            $221
 Ceded        (200)      (212)        (54)    (37)      (106)            (21)
            ------     ------        ----    ----       ----            ----
 Net        $1,263     $1,370        $298    $286       $967            $200
            ======     ======        ====    ====       ====            ====

                             GENERAL RE CORPORATION

4. Per Common Share Data - Basic earnings per common share were based on earnings less preferred dividends, divided by the weighted average common shares outstanding during each period. Diluted earnings per share assume the conversion of all outstanding convertible preferred stock and the maximum dilutive effect of common stock equivalents. The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings per share calculations for the first quarter of 1998 and 1997.


                              Three Months Ended         Three Months Ended
                                March 31, 1998             March 31, 1997
                             Income Shares Per share    Income Shares Per share

     (in millions, except
     per share information)

     Net income             $ 272                        $244
     Less: preferred
      dividends                (3)                         (3)
                              ----                        ----
           Basic earnings     269    77.0   $ 3.49        241    81.1    $ 2.97
                                            ======                       ======
     Effect of dilutive
      securities
     Stock options             --     1.0                  --     0.7
     Conversion of
      preferred stock           3     1.7                   3     1.7

     Conversion expense        (1)    --                   (1)     --
                              ----    --                  ----     --
        Diluted earnings    $ 271    79.7   $ 3.40      $ 243     83.5   $ 2.91
                             ====    ====   ======       ====    =====   ======



5. New Accounting Standards - In June 1997, the Financial Accounting Standards Board issued Statement No. 131, Disclosure about Segments of an Enterprise and Related Information. This statement requires that companies report certain information about their operating segments in their interim and annual financial statements, including information about the products and services from which revenues are derived, the geographic areas of operation, and information about major customers. The statement defines operating segments based on internal management reporting and management's method of allocating resources and assessing performance. The statement is effective for year end 1998 and is not expected to change the four segments now reported by General Re.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CONSOLIDATED

Income from operations, excluding after-tax realized gains and losses, was $3.12 per diluted share in the first quarter of 1998, an increase of 9.9 percent from the $2.84 per diluted share earned in the comparable period in 1997. Net income for the first quarter of 1998 was $3.40 per diluted share, compared with $2.91 per diluted share in 1997. Net income for the first quarter of 1998 included after-tax realized gains of $0.28 per share, compared with $0.07 per share in the first quarter of 1997. The improved results in the first quarter of 1998 were primarily due to improved international property/casualty underwriting results and growth in North American property/casualty investment income.

As required by Financial Accounting Statement No. 130, Reporting Comprehensive Income, General Re's financial statements for the first quarter of 1998 include a statement of comprehensive income. Comprehensive income consists of net income, unrealized changes in investment appreciation and foreign currency translation gains or losses. Comprehensive income for the first quarter of 1998 was $471 million, or $5.90 per diluted share, compared with $229 million, or $2.73 per diluted share for the same period in 1997. The difference between comprehensive income and net income in the first quarter of 1998 was primarily due to unrealized appreciation in the equity portfolio.

Consolidated net premiums written for the first quarter of 1998 were $1,411 million, a decrease of 9.6 percent from $1,561 million in 1997. The consolidated underwriting combined ratio was 100.3 percent in the first quarter of 1998, compared with 101.0 percent for the first quarter of 1997.

Consolidated pretax investment income was $322 million in the first quarter of 1998, compared with $318 million in the same period of 1997. The 1.4 percent increase in consolidated pretax investment income in the first quarter of 1998 was due to higher invested assets partially offset by the effect of a decline in global interest rates and the strengthening of the U.S. dollar, principally against the German mark.

The consolidated effective tax rate was 24.9 percent for the first quarter of 1998, compared with 24.1 percent in the first quarter of 1997 and 22.9% for the full year 1997. The increase in the consolidated effective tax rate was principally the result of an increase in earnings from the international subsidiaries in higher tax rate jurisdictions.

Excluding the financial services operations, consolidated net cash flow from operations was $462 million in the first quarter of 1998, compared to $345 million in the same period in 1997. The increase in the first quarter of 1998 was principally due to lower paid claims reduced by the effect of the strengthening U.S. dollar which decreased reported international cash flow.

At March 31, 1998, insurance investments of $24,727 million increased $151 million from $24,576 million at December 31, 1997, primarily due to unrealized appreciation in the equity portfolio, partly offset by common stock repurchases and dividend payments. The financial service operations had $3,485 million of invested assets at March 31, 1998, an increase of $705 million compared to December 31, 1997. The increase in financial services invested assets results from changes in the hedging needs and activities of General Re Financial Products Corporation ("GRFP").

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

The consolidated gross liability for claims and claim expenses for the property/casualty operations was $15,719 million at March 31, 1998, substantially unchanged from the year-end 1997 liability. Reinsurance recoverable on unpaid claims was $2,236 million at March 31, 1998, compared to $2,356 million at December 31, 1997. At March 31, 1998, the gross liability for claims and claim expenses and the related asset for reinsurance recoverables included $2,072 million and $613 million, respectively, for environmental and latent injury claims. These amounts include provisions for both reported and incurred but not reported claims.

Common  shareowners' equity at March 31, 1998 was $8,368 million, an increase of
2.5 percent from the $8,161 million at December 31, 1997. The increase in common shareowners' equity during the first quarter of 1998 was principally the result of net income of $272 million, an increase in after-tax unrealized investment gains of $217 million, partially offset by common share repurchases of $230 million and common and preferred stock dividends of $48 million. On a per share basis, common shareowners' equity was $109.38 at March 31, 1998, an increase of
3.8 percent from $105.40 at December 31, 1997.
During the first quarter of 1998, General Re paid common dividends of $0.59 per share.

General Re repurchased 1,073,600 shares of common stock during the first quarter of 1998 for aggregate consideration of $230 million. In addition to specific repurchase authorizations, General Re has standing authority to repurchase shares in anticipation of share issuances under various compensation plans. Since the inception of the repurchase program in 1987, General Re has repurchased 32,899,400 common shares for total consideration of $3.4 billion.

General Re periodically issues commercial paper to meet the short-term financing needs of its various operations. Commercial paper offered by General Re has been rated A1+ by Standard & Poor's and Prime 1 by Moody's. At March 31, 1998, General Re had $790 million of commercial paper outstanding, $640 million of which was used to support liquidity needs for GRFP and $150 million was used by General Reinsurance Corporation for its liquidity needs. General Re has $1.8 billion in available lines of credit that provide General Re with additional financial flexibility and support the commercial paper program. The credit lines consist of a five-year credit facility of $1.0 billion and a 364-day facility for the remaining $0.8 billion. The credit agreements with the banks require General Re to maintain a minimum consolidated tangible net worth, as defined, of $2.7 billion. To date, General Re has not drawn against its corporate credit facilities.

Pretax income discussed in the segment sections that follow is before minority interest deductions and goodwill amortization, both of which are deemed corporate expenses that have not been allocated to the segments.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

NORTH AMERICAN PROPERTY/CASUALTY

(in millions)
                                                        First Quarter
                                                        -------------
                                                    1998            1997
                                                    ----            ----
Income before income taxes and realized gains       $220            $205
Net premiums written                                 672             795
Net underwriting income                                5               6

Loss ratio                                          66.8%           67.9%
Expense ratio                                       32.5            31.3
                                                    ----            ----
Underwriting combined ratio                         99.3%           99.2%

Investment income                                   $206            $199
Other income                                          10              -
Operating cash flow                                  295             117

For the first quarter of 1998, pretax income for the North American property/casualty operations, excluding realized gains/losses, increased 7.3 percent over the comparable quarter of 1997. The growth in pretax income was primarily due to increased investment income resulting from operating cash flow during the prior year and lower operating expenses. The underwriting results were substantially unchanged for the quarter.

Net premiums written for the North American property/casualty operations of $672 million in the first quarter of 1998, decreased 15.4 percent. The decline in premium reflects the current competitive market and General Re's adherence to underwriting discipline.

The wholesale nature of reinsurance transactions periodically results in somewhat volatile premium trends between quarters and years. The addition or loss of a large contract may significantly affect General Re's premium growth, although large contracts generally have a smaller effect on earnings than on premium trends. General Re's largest treaty, which had annualized premiums written of approximately $250 million in 1997 and contributed approximately one half of one percent of General Re's 1997 net income, was terminated as of September 30, 1997 and thus impacts premium comparisons, since premiums from this contract were included in the first quarter of 1997, but were not in the first quarter of 1998. Excluding this contract, General Re's North American premiums written declined 8.2 percent for the quarter. Based on current estimates of premium inforce, General Re expects North American property/casualty net premiums, excluding this contract, to decline in the mid-single digets.

The General Star companies, which primarily write excess, surplus and specialty insurance, increased net premiums written by 5.7 percent for the quarter. This growth was primarily due to increased property business. General Star continues to experience significant levels of competition from standard companies for business that was previously written in the excess and surplus lines market. For the Genesis operations, which provide direct excess coverage to companies with self-insurance programs, net premiums written increased by 14.0 percent for the quarter. Growth in Genesis premiums during 1998 was primarily due to increased liability business.

Pretax investment income for the North American property/casualty operations increased 3.3 percent compared to the first quarter of 1997. Growth in investment income for the North American property/casualty operations

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
was due to operating cash flow over the last twelve months, partly offset by common dividends and share repurchases. Net other income increased $10 million in the first quarter of 1998 due to higher financial reinsurance fees and lower corporate expenses.

The pretax total return on the North American property/casualty invested asset portfolio was 3.75 percent in the first quarter of 1998. Segments within the investment portfolio performed at or near their benchmarks.

Operating cash flow for the North American property/casualty operations of $295 million in the first quarter of 1998 increased $178 million from $117 million in the same period of 1997. The increase was primarily due to lower net claim payments during the period. Due to the nature of General Re's reinsurance operations, paid claims may be volatile from quarter to quarter. In addition to operating cash flow, the North American property/casualty operations had cash outflows related to contract deposits that matured during the quarter of $298 million ("change in contract deposits" in the statement of cash flows). These types of contracts generally have a provision that requires most of the investment income earned on the funds held by General Re to be shared with the ceding company. Thus, the impact of the return of these funds was immaterial to investment income and earnings.

North American property/casualty invested assets were $16,315 million at March 31, 1998, an increase of 2.0 percent from December 31, 1997. The increase in invested assets was primarily the result of unrealized appreciation in the equity portfolios, partly reduced by common stock dividends and repurchases of General Re's common stock.

The gross liability for claims and claim expenses for the North American property/casualty operations was $10,641 million at March 31, 1998, a decrease of $43 million, or 0.4 percent; compared to the year-end 1997 liability. Reinsurance recoverable on unpaid claims was $1,681 million at March 31, 1998, compared to $1,803 million at December 31, 1997.

INTERNATIONAL PROPERTY/CASUALTY

(in millions)                                        First Quarter
-------------                                        -------------
                                                 1998             1997
                                                 ----             ----
Income before income taxes and realized gains     $91              $71
Net premiums written                              414              468
Net underwriting loss                              (8)             (20)

Loss ratio                                       67.2%            74.3%
Expense ratio                                    34.3             29.2
                                                 ----             ----
Underwriting combined ratio                     101.5%           103.5%

Investment income                                 $87              $93
Other income (loss)                                11               (2)
Operating cash flow 1                             167              228

1 Also includes operating cash flows from the global life/health operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

Income before income taxes and realized gains of the international property/casualty operations of $91 million for the first quarter of 1998, increased 27.1 percent over the 1997 period. The comparisons for the quarter were affected adversely by the strengthening of the U.S. dollar relative to the German mark (12.9 percent) and the Australian dollar (13.0 percent).

The international  property/casualty  operation's underwriting combined ratio of
101.5 percent in the first quarter compared favorably to the 103.5 percent for the first quarter of 1997 and 102.4 percent reported for the full-year 1997. Catastrophe losses were not significant during any of these periods. The improved underwriting result was primarily due to lower property claims (1997's first quarter included two large property losses) and favorable development on previously reported case reserves.

International net premiums written were $414 million in the first quarter of 1998, a decline of 11.5%. Adjusted for the effects of foreign exchange, international property/casualty premiums written were substantially unchanged from the prior period.

After-tax investment income for the international property/casualty operations was $54 million for the first quarter of 1998, compared with $57 million in 1997. Investment income was lower in the quarter due to the decline in global interest rates over the past two years and the effects of foreign exchange.
Adjusted for the effects of foreign exchange, after-tax investment income increased approximately 3.0 percent compared with the first quarter of 1997.

Operating cash flow of the international property/casualty and global life/health operations of $167 million for the first quarter of 1998 decreased from $228 million in comparable period of 1997. The decline in operating cash flow was principally due to the effect of foreign exchange and lower underwriting cash flow. In addition to operating cash flow, the international property/casualty operations had cash outflows related to contract deposits that matured during the first quarter of $151million ("change in contract deposits" in the statement of cash flows). These types of contracts generally have a provision that require most of the investment income earned on the funds held by General Re to be shared with the ceding company. Thus, the impact of the return of these funds is not material to investment income and earnings. General Re anticipates that approximately an additional $100 million of deposit contracts will mature during the remainder of 1998.

International property/casualty and life/health invested assets were $8,412 million at March 31, 1998, compared with $8,581 million at December 31, 1997.
The decrease in invested assets was due to the stronger U.S. dollar which appreciated 2.1 percent against the German mark in the first quarter of 1998.

The gross liability for claims and claim expenses was $5,078 million at March 31, 1998, compared with $5,113 million at December 31, 1997. Reinsurance recoverable on unpaid claims was $556 million at March 31, 1998 compared with $553 million at December 31, 1997. Excluding the effect of foreign exchange, the gross liability for claims and claim expenses would have increased by approximately 1.0 percent.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

GLOBAL LIFE/HEALTH
                                                           First Quarter
                                                           -------------
(in millions)                                         1998             1997
                                                      ----             ----
Income before income taxes and realized gains          $20              $28
Net premiums written
     Life reinsurance                                  216              207
     Health reinsurance                                108               91
                                                     -----             ----
Total life/health net premiums written                 324              298
Net underwriting income                                  -               10
Investment income                                       21               18
Other income (loss)                                     (1)               1

Income before income taxes and realized gains for the first quarter of $20 million decreased 27.7 percent from the $28 million in the comparable quarter of 1997. The decrease in first quarter was due to lower underwriting profits, principally in the health reinsurance sector.

Life reinsurance net premiums written of $216 million for the first quarter increased 4.7 percent over the first quarter of 1997. Adjusted for the effects of foreign exchange, global life reinsurance premiums increased approximately
15.4 percent in the quarter. Health reinsurance premiums written increased 18.6 percent in the first quarter. This growth was primarily due to new group health business written in London and new contracts written in the United States.

After-tax investment income for the global life/health operations was $12 million in the first quarter, an increase of 20.2 percent. The increase in investment income was due to the significant growth in premium volume during the last two years.

The liability for policy benefits for life/health contracts was $944 million at March 31, 1998, compared with $907 million at December 31, 1997. Reinsurance recoverable on unpaid losses was $287 million at March 31, 1998, compared to $271 million at December 31, 1997.

Cologne Re manages its invested assets and total assets on an aggregate basis for the life/health and property/casualty business and does not presently disaggregate these accounts by segment. The invested assets and total assets disclosures in the international property/casualty segment include the assets of the global life/health segment.

FINANCIAL SERVICES

(in millions)
                                                         First Quarter
                                                    1998             1997
                                                    ----             ----
Income before income taxes and realized gains        $25              $30
Total revenues (excluding realized gains)             84               82
Investment income                                      9                8
Other income                                          16               22

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

Financial service operations include General Re's derivative products, investment management, insurance brokerage and management, reinsurance brokerage, and real estate management operations. Income before income taxes and realized gains declined 16.1 percent in the quarter primarily due to increased expenses from investments in new product initiatives. In the first quarter of 1998, financial services revenues of $84 million increased 2.6 percent. The growth in 1998 revenues was principally attributable to growth in GRFP's equity linked trades and fixed income transactions in North America.

Invested assets held for trading purposes in the first quarter increased $251 million to $2,110 million at March 31, 1998. The increase primarily relates to the hedging activities of GRFP. At March 31, 1998, total assets of the financial service operations were $9,700 million, compared with $8,793 million at December 31, 1997. The amount and nature of the financial service segment's assets and liabilities are significantly affected by the risk management strategies utilized by GRFP to reduce its market risks. GRFP's market exposures arising from derivative products are managed through the purchase and sale of government securities, futures and forward contracts, or by entering into offsetting derivatives transactions. The purchase of government securities, usually financed through collateralized repurchase agreements (securities sold under agreements to repurchase), and the sale of government securities, whose proceeds are invested in reverse repurchase agreements (securities purchased under agreements to resell), are used to offset GRFP's market exposures. While the use of these instruments for risk management purposes may cause significant short-term fluctuations in GRFP's assets and liabilities, they do not have a material effect on General Re's results from operations or common shareowners' equity.

MARKET RISK

As a global reinsurance and financial services company, General Re is subject to market risk arising from the potential change in the value of its various financial instruments. These changes may be due to fluctuations in interest and foreign exchange rates, credit spreads and equity prices. The level of market risk is influenced by many factors, such as volatility, correlation and liquidity. Potential gains or losses from changes in market rates can be estimated through statistical models that project within a specified confidence level the "value at risk" based on historical price and volatility movements. General Re's 1997 Form 10-K provides a more detailed discussion of the market risks affecting the reinsurance and financial service operations. Based on General Re's estimates as of March 31, 1998, no material change has occurred in its value at risk in the reinsurance operations, as compared to amounts disclosed in its 1997 Form 10-K.

General Re's financial service operations are subject to market risk principally through GRFP. GRFP monitors its market risk on a daily basis across all swap and option products by calculating the effect on operating results of potential changes in market variables over a one-week period, based on historical market volatility, correlation data and informed judgment. This evaluation is performed on an individual trading book basis, against limits set by individual book, to a 95% probability level. GRFP sets market risk limits for each type of risk, and for an aggregate measure of risk, based on a 99% probability that movements in market rates will not affect the results from operations in excess of the limit over a one week period. Risk is measured primarily by Monte Carlo

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
simulations to obtain the required degree of confidence. The table below shows the highest, lowest and average value at risk, as calculated using the above methodology, by broad category of market risk to which GRFP is exposed. There was no one-week period during either 1997 or the first quarter of 1998 in which reported profit or loss exceeded the risk limit.

                                      First Quarter 1998
                                      ------------------
                     Interest      Foreign
(in millions)          Rate     Exchange Rate       Equity        All Risks
                       ----     -------------       ------        ---------

Highest                 $9           $4               $4              $9
Lowest                   7            3                3               6
Average                  8            3                3               8

                                        Full Year 1997
                                        --------------
                     Interest      Foreign
(in millions)          Rate     Exchange Rate       Equity         All Risks
                       ----     -------------       ------         ---------

Highest                $11           $6                $5             $13
Lowest                   6            3                 0               7
Average                  9            4                 2              10

For the first quarter of 1998, the largest weekly pretax gains and losses due to market risk were $5 million and $1 million, respectively. The largest weekly pretax gain due to market risk was $5 million and the largest weekly pretax loss due to market risk was $3 million for the full year 1997. The average effect of the change in market risk on income was a pretax gain of $1 million in the first quarter of 1998 and was neutral for the full year 1997.


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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

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

(b)  Exhibit 27.1 -  Financial Data Schedule for the Period Ended March 31, 1998
     Exhibit 27.2 -  Restated Financial Data Schedule for the Periods Ended
                     September 30, 1997, June 30, 1997, March 31, 1997 and
                     December 31, 1996
     Exhibit 27.3 -  Restated Financial Data Schedule for the Periods Ended
                     September 30, 1996, June 30, 1996 and March 31, 1996,
                     December 31, 1995 and December 31, 1994

                                OTHER INFORMATION


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           GENERAL RE CORPORATION
                               (Registrant)


Date:    May 14, 1998      JOSEPH P. BRANDON
                           Joseph P. Brandon
                           Senior Vice President and Chief Financial Officer
                           (Principal Financial Officer)


Date:    May 14, 1998      ELIZABETH A. MONRAD
                           Elizabeth A. Monrad
                           Vice President and Treasurer
                           (Principal Accounting Officer)