Form 10-Q
period 1998-06-30
GENERAL RE CORP
filed 1998-08-10
CIK 317745

[OBJECT OMITTED]

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 1998
                                 ------------------------------

Commission file number                      1-8026
                                 ------------------------------
OBJECT OMITTED]
                             GENERAL RE CORPORATION

             (Exact name of registrant as specified in its charter)

       DELAWARE                                              06-1026471
     -----------                                            ------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

  Financial Centre, P.O. Box 10350
      Stamford, Connecticut                                    06904-2350
      ---------------------                                    ----------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, with area code                (203) 328-5000
                                                          --------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                 Class                          Outstanding at June 30, 1998

     Common Stock, $.50 par value                     75,652,487 Shares
---------------------------------------        --------------------------------


[OBJECT OMITTED]

                             GENERAL RE CORPORATION

                                      INDEX



PART I.  FINANCIAL INFORMATION


                                                                     PAGE
Item 1.    Financial Statements

           Consolidated Statements of Income
           Three and six months ended June 30, 1998 and 1997           3

           Consolidated Statements of Comprehensive Income
           Six months ended June 30, 1998 and 1997                     4

           Consolidated Balance Sheets
           June 30, 1998 and December 31, 1997                         5

           Consolidated Statements of Common Shareowners' Equity
           Six months ended June 30, 1998 and 1997                     6

           Consolidated Statements of Cash Flows
           Six months ended June 30, 1998 and 1997                     7

           Notes to Consolidated Interim Financial Statements          8

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations              11


PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

           Reports on Form 8-K                                        21

           Exhibit 27  -  Financial Data Schedule                     23









                                                              2


                             GENERAL RE CORPORATION
                        Consolidated Statements of Income
                      (in millions, except per share data)

                                                (Unaudited)
                                   --------------------------------------
                                   Three Months Ended    Six Months Ended
                                         June 30,            June 30,
                                         --------            --------
                                      1998     1997       1998      1997
                                      ----     ----       ----      ----
Premiums and other revenues

Net premiums written
     Property/casualty                $1,399   $1,551     $2,486    $2,814
     Life/health                         295      284        619       582
                                       -----  -------    -------   -------
Total net premiums written            $1,694   $1,835     $3,105    $3,396
                                      ======   ======     ======    ======

Net premiums earned
     Property/casualty                $1,185   $1,389     $2,352    $2,759
     Life/health                         287      280        594       566
                                       -----   ------     ------    ------
Total net premiums earned              1,472    1,669      2,946     3,325

Investment income                        323      316        645       634
Other revenues                           111       96        204       183
Net realized gains (losses)              (3)      (7)         34         4
                                       -----    -----      -----      ----

     Total revenues                    1,903    2,074      3,829     4,146
                                       -----    -----      -----     -----

Expenses

Claims and claim expenses                794      962      1,576     1,929
Life/health benefits                     206      207        429       407
Acquisition costs                        339      372        683       726
Other operating costs and expenses       214      203        399       409
Goodwill amortization                      7        7         14        14
                                       -----    -----      -----     -----

     Total expenses                    1,560    1,751      3,101     3,485
                                       -----    -----      -----     -----

     Income before income taxes and
         minority interest               343      323        728       661

Income tax expense                        74       74        170       155
                                          --       --        ---       ---

     Income before minority interest     269      249        558       506

Minority interest                         15       16         32        29
                                          --       --         --        --

     Net income                         $254     $233       $526      $477
                                        ====     ====       ====      ====

Share Data:

Net income per common share:
         Basic                         $3.32    $2.88      $6.81     $5.85
                                       =====    =====      =====     =====
         Diluted                       $3.22    $2.81      $6.62     $5.72
                                       =====    =====      =====     =====

Average common shares outstanding:
         Basic                      76,023,316 80,114,284 76,505,750 80,603,471
                                    ========== ========== ========== ==========
         Diluted                    78,815,591 82,522,691 79,241,691 82,970,201
                                    ========== ========== ========== ==========

Dividend per share to common
    shareowners                       $ .59     $ .55      $1.18      $1.10
                                      =====     =====      =====      =====

           See notes to the consolidated interim financial statements.
                                        3

                             GENERAL RE CORPORATION
                 Consolidated Statements of Comprehensive Income
                        (in millions, except share data)



                                                            (Unaudited)
                                                         Six months ended
                                                              June 30,

                                                        1998           1997
                                                        ----           ----



Net income                                               $526           $477

Unrealized appreciation (depreciation) of investments, after tax:

      Common equities                                     328            335

     Preferred equities                                     5             10

     Fixed maturities                                      19            (21)

     Less:   Reclassification for prior periods'
             appreciation included in current
             period's realized gains                      (40)           -

Foreign currency translation gains (losses)               (12)            37
                                                         -----          -----

         Comprehensive income                            $826           $838
                                                         ====           ====



Share data:

Comprehensive income per diluted common share          $10.41         $10.06
                                                       ======         ======


















           See notes to the consolidated interim financial statements.
                                        4

                             GENERAL RE CORPORATION
                           Consolidated Balance Sheets
                        (in millions, except share data)

                                                     (Unaudited)
Assets                                              June 30, 1998  Dec. 31, 1997
                                                    -------------  -------------
Insurance investments:
  Fixed maturities, available-for-sale (cost:
   $15,726 in 1998; $15,859 in 1997)                     $16,773       $16,847
  Preferred equities, at fair value (cost
   $871 in 1998; $980 in 1997)                               938         1,041
  Common equities, at fair value (cost:
   $2,122 in 1998; $2,098 in 1997)                         5,337         4,748
  Short-term investments, at amortized cost
   which approximates fair value                             923         1,172
  Other invested assets                                      785           768
                                                         -------      --------
     Total insurance investments                          24,756        24,576
Cash                                                         222           193
Accrued investment income                                    328           358
Accounts receivable                                        2,216         1,858
Funds held by reinsured companies                            436           488
Reinsurance recoverable                                    2,490         2,706
Deferred acquisition costs                                   513           476
Goodwill                                                     943           968
Other assets                                                 785           962
Financial services assets:
     Investment securities, at fair value (cost:
      $1,152 in 1998; $790 in 1997)                        1,156           792
     Trading securities, at fair value (cost:
      $2,291 in 1998; $1,908 in 1997)                      2,324         1,859
     Short-term investments, at fair value                   209           129
     Cash                                                     71           159
     Trading account assets                                5,282         4,313
     Securities purchased under agreements to resell         563           903
     Other assets                                            968           719
                                                         -------    ----------
         Total assets                                    $43,262       $41,459
                                                         =======       =======

Liabilities
Claims and claim expenses                                $15,646       $15,797
Policy benefits for life/health contracts                    971           907
Unearned premiums                                          2,003         1,874
Other reinsurance balances                                 2,619         2,948
Commercial paper                                              50            -
Notes payable                                                284           285
Income taxes                                               1,361         1,104
Other liabilities                                            848           997
Minority interest                                          1,001         1,032
Financial services liabilities:
     Securities sold under agreements to repurchase,
      at contract value                                    1,303         1,030
     Securities sold but not yet purchased, at
      market value                                           970         1,190
     Trading account liabilities                           4,243         3,664
     Commercial paper                                      1,021           689
     Notes payable                                         1,173           746
     Other liabilities                                     1,288         1,032
                                                         -------       -------
         Total liabilities                                34,781        33,295
                                                          ------        ------

Cumulative convertible preferred stock (shares
 issued: 1,693,181 in 1998 and 1,700,231 in 1997;
 no par value)                                               144           145
Loan to employee savings and stock ownership plan           (142)         (142)
                                                         -------       -------
                                                               2             3
                                                         -------     ---------
Common Shareowners' Equity
Common stock (102,827,344 shares issued in 1998
 and 1997; par value $.50)                                    51            51
Paid-in capital                                            1,153         1,109
Accumulated other comprehensive income, net of
 deferred income taxes                                     2,718         2,418
Retained earnings                                          7,923         7,492
Less common stock in treasury, at cost (shares
 held:  27,174,857 in 1998 and 25,393,840 in 1997)        (3,366)       (2,909)
                                                         -------      --------
         Total common shareowners' equity                  8,479         8,161
                                                         -------       -------
         Total liabilities, cumulative convertible
          preferred stock and common shareowners' equity $43,262       $41,459
                                                         =======       =======

           See notes to the consolidated interim financial statements.
                                        5

                             GENERAL RE CORPORATION
              Consolidated Statements of Common Shareowners' Equity
                                  (in millions)
                                                           (Unaudited)
                                                         Six months ended
                                                             June 30,
                                                       1998            1997
                                                       ----            ----
Common stock:
    Beginning of period                                 $51             $51
    Change for the period                                 -               -
                                                        ---             ---
       End of period                                     51              51
                                                         --              --

Paid-in capital:
    Beginning of period                               1,109           1,041
    Stock issued under stock option and other
     incentive arrangements                              29              23
    Other                                                15               8
                                                      -----           -----
       End of period                                  1,153           1,072
                                                      -----           -----

Accumulated other comprehensive income
    net of deferred income taxes:

    Unrealized appreciation of investments,
     net of adjustment for appreciation
     (depreciation) related to realized gains
     included in net income
    Beginning of period                               2,460           1,625
    Change for the period                               521             508
    Deferred income taxes                              (209)           (184)
                                                      -----           -----
       End of period                                  2,772           1,949
                                                      -----           -----

    Currency translation adjustments
    Beginning of period                                 (42)            (53)
    Change for the period                               (45)            (12)
    Deferred income taxes                                33              49
                                                        ---             ---
       End of period                                    (54)            (16)
                                                        ---             ---

    Accumulated other comprehensive income
    Beginning of period                               2,418           1,572
    Change for the period                               476             496
    Deferred income taxes                              (176)           (135)
                                                      -----           -----
       End of period                                  2,718           1,933
                                                      -----           -----

Retained earnings:
    Beginning of period                               7,492           6,708
    Net income                                          526             477
    Dividends on common stock                           (90)            (88)
    Dividends on preferred stock, net of
     income taxes                                        (5)             (5)
                                                      -----           -----
       End of period                                  7,923           7,092
                                                      -----           -----

Common stock in treasury:
    Beginning of period                              (2,909)         (2,046)
    Cost of shares acquired during period              (454)           (377)
    Stock issued under stock option and other
     incentive arrangements                              (3)              7
                                                     ------          ------
       End of period                                 (3,366)         (2,416)
                                                     ------          ------

    Total common shareowners' equity                 $8,479          $7,732
                                                     ======          ======

           See notes to the consolidated interim financial statements.
                                        6
                             GENERAL RE CORPORATION
                      Consolidated Statements of Cash Flows
                                  (in millions)
                                                                  (Unaudited)
                                                               Six months ended
                                                                   June 30,
                                                                1998      1997
                                                                ----      ----
Cash flows from operating activities:
     Net income                                                 $526      $477
     Adjustments to reconcile net income to net
     cash provided by operating activities:
         Change in claim and claim expense liabilities          (151)      126
         Increase in policy benefits for life/health
          contracts                                               64       143
         Change in reinsurance recoverable                       216       (18)
         Increase in unearned premiums                           129        30
         Amortization of acquisition costs                       683       726
         Acquisition costs deferred                             (720)     (750)
         Trading account activities
              Change in trading account securities              (792)    1,037
              Securities purchased under agreements
               to resell                                         340      (243)
              Securities sold under agreements to
               repurchase                                        273      (638)
              Change in other trading balances                  (334)     (228)
         Other changes in assets and liabilities                  43      (120)
         Net realized gains on investments                       (34)       (4)
                                                                 ---      ----
                  Net cash from operating activities             243       538
                                                                 ---       ---

Cash flows from investing activities:
     Fixed maturities: available-for-sale
         Purchases                                            (3,670)   (3,067)
         Calls and maturities                                    278       246
         Sales                                                 3,074     3,332
     Equity securities
         Purchases                                              (511)     (682)
         Sales                                                   481       263
     Net sales (purchases) of short-term investments             228       (55)
     Net purchases of other invested assets                       (9)      (33)
                                                              ------       ---
                Net cash (used in) from investing activities    (129)        4
                                                               -----       ---

Cash flows from financing activities:
     Issuance of structured notes                                411       -
     Commercial paper borrowing, net                             382      (140)
     Change in contract deposits                                (425)       34
     Cash dividends paid to common shareowners                   (90)      (88)
     Acquisition of treasury stock                              (463)     (375)
     Other                                                        12        31
                                                               -----     -----
                  Net cash used in financing activities         (173)     (538)
                                                                ----      ----

Change in cash                                                   (59)        4

Cash, beginning of period                                        352       365
                                                                 ---       ---

Cash, end of period                                             $293      $369
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

2. Income Taxes - General Re's effective income tax rate differs from current statutory rates principally due to tax-exempt interest income and dividends received deductions. General Re paid income taxes of $111 million and $163 million in the first six months of 1998 and 1997, respectively.

3. Reinsurance Ceded - General Re utilizes reinsurance to reduce its exposure to large losses. The income statement amounts for premiums written, premiums earned, claims and claim expenses incurred and life/health benefits are reported net of reinsurance. Direct, assumed, ceded and net amounts for the first six months of 1998 and 1997 were as follows (in millions):

               Property/Casualty       Life/Health      Claims and   Life/Health
               Written    Earned    Written    Earned Claim Expenses  Benefits

     1998
     Direct    $  251    $  254           -        -      $   198            -
     Assumed    2,630     2,482        $699     $676        1,566         $492
     Ceded       (395)     (384)        (80)     (82)        (188)         (63)
              --------  -------       -----    -----      -------        -----
     Net       $2,486    $2,352        $619     $594       $1,576         $429
               ======    ======        ====     ====       ======         ====



     1997
     Direct      $237      $255         -        -           $208          -
     Assumed    2,996     2,919        $649     $614        1,933         $442
     Ceded       (419)     (415)        (67)     (48)        (212)         (35)
              -------   -------       -----    -----      -------        -----
     Net       $2,814    $2,759        $582     $566       $1,929         $407
               ======    ======        ====     ====       ======         ====











                                        8

                             GENERAL RE CORPORATION

         NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)


4. Per Common Share Data - Basic earnings per common share were based on earnings less preferred dividends, divided by the weighted average common shares outstanding during each period. Diluted earnings per share assume the conversion of all outstanding convertible preferred stock and the maximum dilutive effect of common stock equivalents. The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings per share calculations for the three months and six months ended June 30, 1998 and 1997.

                           Income  Shares  Per share  Income  Shares  Per share
                           ------  ------  --- -----  ------  ------  --- -----
                                          Three Months Ended
                           ----------------------------------------------------
                                 June 30, 1998               June 30, 1997
                                 -------------               -------------

     (in millions, except
      per share information)

     Net income               $254                      $233
     Less: preferred
      dividends                 (2)                       (2)
                               ----                      ----
              Basic earnings   252     76.0  $3.32       231     80.1   $2.88
                                             =====                      =====
     Effect of dilutive
      securities
     Stock options               -      1.1                -      0.7
     Conversion of
      preferred stock            2      1.7                2      1.7

     Conversion expense          -      -                 (1)
                             -----   ------              ----
          Diluted earnings    $254     78.8  $3.22      $232     82.5    $2.81
                              ====     ====  =====      ====     ====    =====


                                             Six Months Ended
                               June 30, 1998                  June 30, 1997
                               -------------                  -------------


     Net income               $526                      $477
     Less: preferred
      dividends                 (5)                       (5)
                              -----                      ----
           Basic earnings      521     76.5  $6.81       472     80.6    $5.85
                                                         ====    ====    =====
    Effect of dilutive
      securities
     Stock options              -       1.0                -      0.7
     Conversion of
      preferred stock            5      1.7                5      1.7

     Conversion expense         (2)                       (2)
                              -----    -----                     -----
        Diluted earnings      $524     79.2  $6.62      $475      83.0   $5.72
                              ====     ====  =====      ====      ====   =====

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


                                        9
                             GENERAL RE CORPORATION

         NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. It requires that all derivatives be recognized as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are satisfied, the derivative may be designated as a hedge of an exposure to changes in the value of an asset or liability, variable cash flows for forecasted transactions, or the foreign currency exposure of the net investment in a foreign operation. For derivatives designated as hedging instruments, net income will be affected by the extent to which the derivative is not effective as a hedge of the underlying instrument. For derivatives designated as a hedge of the net investment in a foreign operation, the gain or loss on the derivative would be included in other comprehensive income. For derivatives not designated as hedges, the gain or loss would be recognized in income in the period of change.

     The statement is effective for all fiscal quarters beginning after June 15, 1999. General Re is currently assessing the effect of adopting this statement on its financial position and operating results. It is not expected, however, that the adoption of this statement will have a material effect on General Re's financial position or results from operations.

6. Berkshire Hathaway Transaction - On June 19, 1998, General Re and Berkshire Hathaway Inc. ("Berkshire") announced that they had entered into an Agreement and Plan of Mergers. The transaction is subject to regulatory approvals and the approvals of both companies' shareholders. Under the terms of the agreement, General Re shareholder will receive at their election either 0.0035 shares of Berkshire Class A common stock or 0.105 shares of Berkshire Class B common stock for each share of General Re common stock they own at the time the transaction is consummated.

     The agreement also provides that if Berkshire and General Re are unable to receive certain tax rulings from the Internal Revenue Service prior to February 19, 1999, Berkshire may elect to have an alternative form of transaction, under which General Re shareholders will receive the same aggregate value in consideration as stated in the prior paragraph, although 3 percent of the consideration would be received in cash rather than stock. The total consideration for the transaction, based upon the closing price of Berkshire Class A common stock on July 31, 1998 is approximately $19 billion.

















                                       10
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


MERGER

On June 19, 1998, General Re and Berkshire Hathaway Inc. ("Berkshire") announced they had reached a definitive agreement to merge. See Note 6 to the consolidated interim financial statements for more information on the transaction. The merger is expected to close in the fourth quarter of 1998.

CONSOLIDATED

Income from operations, excluding after-tax realized gains and losses, was $3.20 per diluted share in the second quarter of 1998, an increase of 10.7 percent from the $2.89 per diluted share earned in the comparable period in 1997. Net income for the second quarter of 1998 was $3.22 per diluted share, compared with $2.81 per diluted share in 1997. Net income for the second quarter of 1998 included after-tax realized gains of $.02 per diluted share, compared with after-tax realized losses of $.08 per diluted share in the second quarter of 1997. The improved results in the second quarter of 1998 were primarily due to increased earnings in the financial services, international property/casualty and life/health operations.

For the first six months of 1998, income from operations, excluding after-tax realized gains and losses, was $6.32 per diluted share compared with $5.73 per diluted share in 1997, an increase of 10.3 percent. Net income for the first six months of 1998 was $6.62 per share, compared with $5.72 per share for the same period in 1997. Included in net income were after-tax realized gains of $.30 per share in the first six months of 1998, compared with after-tax realized losses of $.01 per share in the same period of 1997. Improved international property/casualty underwriting results and growth in trading revenues in the financial services operations were the primary contributors to the increased earnings for the first six months of 1998.

As required by Financial Accounting Statement No. 130, Reporting Comprehensive Income, General Re's financial statements for 1998 include a statement of comprehensive income. Comprehensive income consists of net income, unrealized changes in investment appreciation and foreign currency translation gains or losses. Comprehensive income for the first six months of 1998 was $826 million, or $10.41 per diluted share, compared with $838 million, or $10.06 per diluted share for the same period in 1997. The difference between comprehensive income and net income for the periods was primarily due to unrealized appreciation in the common equity investment portfolio.

Consolidated net premiums written for the second quarter of 1998 were $1,694 million, a decrease of 7.7 percent from $1,835 million in 1997. Consolidated net premiums written for the first six months of 1998 decreased 8.6 percent from $3,396 million in 1997 to $3,105 million in 1998. Adjusted for the effects of foreign exchange, consolidated traditional net premiums written increased 3.0 percent and 2.2 percent in the second quarter and first six months of 1998, respectively.

General Re's consolidated underwriting combined ratio was 100.5 percent in the second quarter of 1998, compared with 100.4 percent in the second quarter of 1997. For the first six months of 1998 and 1997, the consolidated underwriting combined ratio was 100.4 percent and 100.7 percent, respectively.





                                       11
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Consolidated pretax investment income was $323 million in the second quarter of 1998, compared with $316 million in the same period of 1997. For the first six months, consolidated pretax investment income was $645 million and $634 million in 1998 and 1997, respectively. The 1.7 percent increase in consolidated pretax investment income in the first six months of 1998 was due to the investment of operating cash flow over the last year, partially offset by common stock repurchases, dividend payments and the strengthening of the U.S. dollar, principally against the German mark.

The consolidated effective tax rate was 21.4 percent for the second quarter of 1998, compared with 22.7 percent in the second quarter of 1997. For the first six months, the effective tax rate was 23.3 percent and 23.4 percent in 1998 and 1997, respectively.

Excluding the financial services operations, consolidated net cash flow from operations was $715 million in the first six months of 1998, compared to $581 million in the same period in 1997. The increase of $134 million in the first six months of 1998 was due to lower paid claims, partially offset by the effect of the strengthening U.S. dollar which decreased reported international cash flow.

At June 30, 1998, insurance invested assets were $24,756 million, an increase of $180 million compared to $24,576 million at December 31, 1997, primarily the result of unrealized appreciation in the equity portfolio, reduced by common stock repurchases and dividend payments. The financial services operations had $3,689 million of invested assets at June 30, 1998, an increase of $909 million compared to December 31, 1997. The increase in financial services invested assets in the first six months of 1998 results from changes in the hedging activities of General Re Financial Products Corporation ("GRFP") and growth in GRFP's match-funded business.

The consolidated gross liability for claims and claim expenses for the property/casualty operations was $15,646 million at June 30, 1998, a decrease of $151 million from the year-end 1997 liability. Adjusted for the effects of foreign exchange, the gross liability would have increased $240 million, or 1.5 percent.

The asset for reinsurance recoverable on unpaid claims was $2,138 million at June 30, 1998, compared to $2,356 million at December 31, 1997. At June 30, 1998, the gross liability for claims and claim expenses and the related asset for reinsurance recoverables include $2,034 million and $616 million, respectively, for environmental and latent injury claims. These amounts include provisions for both reported and incurred but not reported claims.

Common shareowners' equity at June 30, 1998 was $8,479 million, an increase of $318 million, or 3.9 percent, from the $8,161 million at December 31, 1997. The increase was principally the result of net income of $526 million, an increase in after-tax unrealized investment gains of $312 million, and the reissuance of common stock of $27 million under employee compensation and benefit plans, partially offset by common share repurchases of $454 million and common and preferred stock dividends of $95 million. On a per share basis, common shareowners' equity was $112.08 at June 30, 1998, an increase of 6.3 percent from $105.40 at December 31, 1997.







                                       12
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

General Re repurchased 2,076,600 shares of common stock from January 1, 1998 through June 18, 1998 for aggregate consideration of $454 million. No shares have been repurchased since the announcement of General Re's merger with Berkshire Hathaway Inc. Since the inception of the repurchase program in 1987, General Re has repurchased 33,902,400 common shares for total consideration of $3.7 billion.

General Re periodically issues commercial paper to meet the short-term financing needs of its various operations. Commercial paper offered by General Re has been rated A1+ by Standard & Poor's and Prime 1 by Moody's. At June 30, 1998, General Re had $1,071 million of commercial paper outstanding, $1,021 million of which was used to support GRFP's liquidity needs and $50 million was used by General Reinsurance Corporation for its liquidity needs. At June 30, 1998, General Re had $1.8 billion in available lines of credit that provide General Re with additional financial flexibility and support the commercial paper program. The credit lines consist of a five-year credit facility of $1.0 billion and a 364-day facility for the remaining $0.8 billion. The credit agreements with the participating banks require General Re to maintain a minimum consolidated tangible net worth, as defined, of $2.7 billion. To date, General Re has not drawn against its corporate credit facilities. In July 1998, General Re increased available commitments under the lines to $2.7 billion.

Pretax income discussed in each of the segment sections that follow is before minority interest deductions and goodwill amortization, both of which are deemed corporate expenses that have not been allocated to the segments.

NORTH AMERICAN PROPERTY / CASUALTY
(in millions)
                                 Second Quarter           Year-to-date
                                 --------------           -------------
                                 1998      1997           1998     1997
                                 ----      ----           ----     ----

Income before income taxes and
 realized gains                   $209     $211            $429    $416
Net premiums written               612      728           1,284   1,523
Net underwriting income              4        6               9      12

Loss ratio                        65.1%    67.1%           65.9%   67.5%
Expense ratio                     34.2     32.2            33.4    31.8
                                  ----     ----            ----    ----
Underwriting combined ratio       99.3%    99.3%           99.3%   99.3%

Investment income                 $203     $200            $409    $399
Other income                         1        5              11       5
Operating cash flow                132      136             427     253

Pretax income for the North American property/casualty operations, excluding realized gains/losses, decreased 1.1 percent in the second quarter of 1998, as compared to the same quarter of 1997, and increased 3.1 percent for the first six months of 1998. The relatively unchanged operating result was due to over $1.1 billion of cash flows being used to repurchase common stock and pay dividends during the past twelve months. In addition, underwriting results were substantially unchanged for the period.

Net premiums written for the North American property/casualty operations were $612 million in the second quarter of 1998 and $1,284 million in the first six months of 1998, representing a decrease of 16.0 percent and 15.7 percent from the comparable 1997 amounts. The decline in premium reflects the current competitive market and General Re's adherence to underwriting discipline.


                                       13
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The wholesale nature of reinsurance transactions periodically results in somewhat volatile premium trends between quarters and years. The addition or loss of a large contract may significantly affect General Re's premium growth, although large contracts generally have a smaller effect on earnings than on premium trends. General Re's largest treaty, which had annualized premiums written of approximately $250 million in 1997 and contributed approximately one half of one percent of General Re's 1997 net income, was terminated as of September 30, 1997 and thus impacts premium comparisons, since premiums from this contract were included in the first six months of 1997, but were not in the first six months of 1998. Excluding this contract, General Re's North American premiums written declined 8.1 percent for the quarter. Based on current estimates of premium inforce, General Re expects North American property/casualty net premiums, excluding this contract, to decline in the mid-single digits during 1998.

For the General Star companies, which primarily write excess, surplus and specialty insurance, net premiums written increased by 12.5 percent for the quarter and 8.9 percent for the first half of 1998. This growth was primarily due to increased property business. General Star is experiencing increased competition from insurers predominantly writing standard coverages for business in the excess and surplus lines market. For the Genesis operations, which provide direct excess coverage to companies with qualified self-insurance programs, net premiums written increased by 22.2 percent for the quarter and
17.0 percent for the first half of 1998 principally due to greater liability business and accident and health business.

Pretax investment income for the North American property/casualty operations increased 1.5 percent compared to the second quarter of 1997 and 2.4 percent year-to-date. Investment income for the North American property/casualty operations grew slightly during the periods due to positive operating cash flow in the prior twelve months, offset by share repurchases and common dividends. The overall pretax total return on the North American property/casualty invested asset portfolio was 4.8 percent in the first six months of 1998, compared with
5.2 percent in the same period in 1997.

Operating cash flow for the North American property/casualty operations was $427 million in the first six months of 1998, compared to $253 million in the same period of 1997. The increase was primarily due to lower paid claims. Due to the nature of General Re's reinsurance operations, paid claims may be volatile from quarter to quarter. In addition to operating cash flow, the North American property/casualty operations had $298 million of cash outflows related to contract deposits that matured during the first half of 1998 (included in "change in contract deposits" in the statement of cash flows). These types of contracts generally have a provision that requires most of the investment income earned on the funds held by General Re to be shared with the ceding company. Thus, the effect of the return of these funds was not material to investment income and earnings.

North American property/casualty invested assets were $16,067 million at June 30, 1998, an increase of 0.5 percent from December 31, 1997. The increase in invested assets was primarily the result of positive operating cash flow, unrealized appreciation in the equity portfolio, reduced by repurchases of General Re's common stock and common stock dividends. The gross liability for claims and claim expenses for the North American property/casualty operations was $10,576 million at June 30, 1998, a decrease of $108 million, or 1.0 percent, compared to the year-end 1997 liability. The asset for reinsurance recoverable on unpaid claims was $1,599 million at June 30, 1998, compared to $1,803 million at December 31, 1997.






                                       14
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


INTERNATIONAL PROPERTY / CASUALTY
(in millions)
                                    Second Quarter           Year-to-date
                                    --------------           -------------
                                    1998      1997           1998     1997
                                    ----      ----           ----     ----

Income before income taxes and
 realized gains                       $82      $78            $173     $149
Net premiums written                  788      823           1,202    1,291
Net underwriting (loss)              (10)      (12)            (18)     (32)

Loss ratio                           69.5%    72.3%           68.4%    73.3%
Expense ratio                        32.4     29.7            33.3     29.4
                                    -----     -----           -----    -----
Underwriting combined ratio         101.9%   102.0%          101.7%   102.7%

Investment income                     $90       $91            $177     $184
Other income (loss)                     3       (1)              14      (3)
Operating cash flow                   121      100              288     328

Income before income taxes and realized gains of the international property/casualty operations increased 6.2 percent for the second quarter of 1998, compared with the second quarter of 1997 and increased 16.2 percent compared with the first six months of 1997. For the first six months of 1998, income for the international property/casualty operations increased due to improved underwriting results and higher other income. The comparisons for the second quarter and year-to-date 1998 were adversely affected by the strengthening of the U.S. dollar (9.0 percent and 11.0 percent, respectively) relative to the German mark.

The underwriting combined ratio in the international property/casualty operations was 101.9 percent in the second quarter, which compares favorably to the 102.0 percent for the second quarter of 1997 and 102.4 percent reported for the full year 1997. For the first six months of 1998 and 1997, the combined ratio was 101.7 percent and 102.7 percent, respectively. Catastrophe losses were not significant during the quarter. The improved underwriting result for the past six months was primarily due to lower property claims and favorable development on previously reported case reserves.

International net premiums written were $788 million in the second quarter of 1998 and $1,202 million for the first six months of 1998, compared with $823 million and $1,291 million, respectively, in 1997. Adjusted for the effects of foreign exchange, international property/casualty premiums written increased 3.2 percent and 1.9 percent in the second quarter and first six months of 1998, respectively. The relatively flat premium growth in international premiums was due to competitive market conditions.

Pretax investment income for the international property/casualty operations was $90 million for the second quarter of 1998, compared with $91 million in the same period of 1997. The decline in investment income was due to a decline in global interest rates and the effect of foreign exchange. Adjusted for the effects of foreign exchange, pretax investment income increased 6.4 percent and
4.8 percent for the second quarter and year-to-date, respectively.





                                       15
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The international property/casualty and global life/health operations had cash flow from operating activities of $288 million for the first six months of 1998, compared with $328 million in 1997. The decline in operating cash flow was principally due to the effect of foreign exchange and lower underwriting cash flow. In addition to operating cash flow, the international property/casualty operations had net cash outflows related to contract deposits during the period of $127 million. Similar to North American deposit transactions, these types of contracts generally have a provision that requires most of the investment income earned on the funds held by General Re to be shared with the ceding company. Thus, the effect of the return of these funds is not material to investment income and earnings. General Re anticipates that approximately an additional $45 million of international property/casualty deposit contracts will mature during the remainder of 1998.

International property/casualty and life/health invested assets were $8,689 million at June 30, 1998, compared with $8,581 million at December 31, 1997. The increase in invested assets was due to investment of operating cash flows offset by the stronger U.S. dollar, which appreciated 4.8 percent against the German mark in the first six months of 1998.

The gross liability for claims and claim expenses was $5,070 million at June 30, 1998, compared with $5,113 million at December 31, 1997. The asset for reinsurance recoverable on unpaid claims was $539 million at June 30, 1998 and $553 million at December 31, 1997. Growth in these amounts was reduced by the effect of foreign exchange.


GLOBAL LIFE / HEALTH
(in millions)
                                        Second Quarter           Year-to-date
                                        --------------           -------------
                                        1998      1997           1998     1997
                                        ----      ----           ----     ----


Income before income taxes and
 realized gains                          $17      $15             $37      $43
Net premiums written
     Life reinsurance                    192      207             408      414
     Health reinsurance                  103       77             211      168
                                         ---     ----             ---      ---

Total life/health net premiums written   295      284             619      582
Net underwriting income (loss)            (3)     (1)             (3)        9
Investment income                         20       18              41       36
Other income (loss)                        -       (2)            (1)       (1)

Income before income taxes and realized gains for the global life/health operations increased 7.8 percent for the second quarter of 1998 and declined
15.2 percent for the first half of 1998. The decline in operating income for the six months was due to lower underwriting results, principally in the group health reinsurance sector.

Life reinsurance premiums written were $192 million for the second quarter of 1998, compared with $207 million in the second quarter of 1997. For the first six months, life reinsurance premiums written were $408 million and $414 million in 1998 and 1997, respectively. Adjusted for the effects of foreign exchange, global life reinsurance premiums decreased approximately 0.9 percent in the quarter and increased 7.2 percent year-to-date. Growth in life reinsurance business has slowed during 1998 as a result of product mix changes in Germany and the loss of one contract with approximately $28 million of annual premium due to merger and acquisition activity.


                                       16
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Investment income for the global life/health operations was $20 million and $41 million in the second quarter and first six months of 1998, respectively, compared to $18 million and $36 million in 1997. The increase in investment income was due to invested cash flow from higher premium volume over the prior twelve months.

The liability for policy benefits for life/health contracts was $971 million at June 30, 1998, compared with $907 million at December 31, 1997. The asset for reinsurance recoverable on unpaid losses was $298 million at June 30, 1998, compared to $271 million at December 31, 1997. Cologne Re manages its invested assets and total assets on an aggregate basis for the life/health and property/casualty business and does not disaggregate its investments by segment. The invested assets and total assets disclosures in the international property/casualty segment includes the assets of the global life/health segment.

FINANCIAL SERVICES
(in millions)
                                              Second Quarter     Year-to-date
                                              --------------     -------------
                                              1998      1997     1998     1997
                                              ----      ----     ----     ----
Income before income taxes and realized gains  $44      $33       $69     $63
Total revenues (excluding realized gains)      105       82       189     164
Investment income                                9        7        18      15
Other income                                    35       25        51      47

Financial services operations include General Re's derivative products, investment management, insurance brokerage and management, reinsurance brokerage, and real estate management operations. In the second quarter and first six months of 1998, financial services revenues of $105 million and $189 million, respectively, increased 27.5 percent and 15.0 percent from the $82 million and $164 million in the second quarter and first six months of 1997, respectively. The growth in 1998 revenues was principally attributable to growth in GRFP's global equity business and fixed income business in North America.

Invested assets held for trading purposes in the first six months of 1998 increased $465 million to $2,324 million at June 30, 1998. The increase primarily relates to the hedging activities of GRFP and growth in GRFP's match-funded business. At June 30, 1998, total assets of the financial service operations were $10,573 million, compared with $8,874 million at December 31, 1997. The amount and nature of the financial service segment's assets and liabilities are significantly affected by the risk management strategies utilized by GRFP to reduce its market risks. GRFP's market exposures arising from derivative products are managed through the purchase and sale of government securities, futures and forward contracts, or by entering into offsetting derivatives transactions. The purchase of government securities, usually financed through collateralized repurchase agreements (securities sold under agreements to repurchase), and the sale of government securities, whose proceeds are invested in reverse repurchase agreements (securities purchased under agreements to resell), are used to offset GRFP's market exposures. While the use of these instruments for risk management purposes may cause significant short-term fluctuations in GRFP's assets and liabilities, they do not have a material effect on General Re's results from operations or common shareowners' equity.







                                       17
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

MARKET RISK

As a global reinsurance and financial services company, General Re is subject to market risk arising from the potential change in the value of its various financial instruments. These changes may be due to fluctuations in interest and foreign exchange rates, credit spreads and equity prices. The level of market risk is influenced by many factors, such as volatility, correlation and liquidity. Potential gains or losses from changes in market rates can be estimated through statistical models that project within a specified confidence level the "value at risk" based on historical price and volatility movements. General Re's 1997 Form 10-K provides a more detailed discussion of the market risks affecting the reinsurance and financial service operations. Based on General Re's estimates as of June 30, 1998, no material change has occurred in its value at risk in the reinsurance operations, as compared to amounts disclosed in its 1997 Form 10-K.

General Re's financial service operations are subject to market risk principally through GRFP. GRFP monitors its market risk on a daily basis across all swap and option products by calculating the effect on operating results of potential changes in market variables over a one-week period, based on historical market volatility, correlation data and informed judgment. This evaluation is performed on an individual trading book basis, against limits set by individual book, to a 95 percent probability level. GRFP sets market risk limits for each type of risk, and for an aggregate measure of risk, based on a 99 percent probability that movements in market rates will not affect the results from operations in excess of the limit over a one week period. Risk is measured primarily by Monte Carlo simulations to obtain the required degree of confidence. In addition to daily and weekly assessments of value at risk, GRFP performs stress tests to estimate its exposure to extreme movements in various market risk factors.

The table below shows the highest, lowest and average value-at-risk amounts for each type of market risk to which GRFP is exposed. Since 1992, when GRFP initiated these calculations, there has been no one-week period for which GRFP experienced a loss that exceeded its estimated market risk exposure.

                                    Value at Risk
                   --------------------------------------------------------
                               First Six Months of 1998
                   --------------------------------------------------------
                   Interest      Foreign
(in millions)        Rate     Exchange Rate        Equity         All Risks
                     ----     -------------        ------         ---------
Highest              $9            $4                $7               $13
Lowest                7             2                 3                 6
Average               8             3                 4                 9

                                                Full Year 1997
                   ---------------------------------------------------------
                   Interest     Foreign
(in millions)        Rate    Exchange Rate          Equity         All Risks
                     ----    -------------          ------         ---------
Highest              $11           $6                 $5               $13
Lowest                6             3                  0                 7
Average               9             4                  2                10



                                       18

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

For the first six months of 1998, the largest weekly pretax gains and losses due to market risk were $5 million and $2 million, respectively. The largest weekly pretax gain due to market risk was $5 million and the largest weekly pretax loss due to market risk was $3 million for the full year 1997. The average effect of the change in market risk on income was a pretax gain of $1 million in the first six months of 1998 and was neutral for the full year 1997.


SAFE HARBOR DISCLOSURE

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"), General Re sets forth below cautionary statements identifying important risks and uncertainties that could cause its actual results to differ materially from those that might be projected, forecasted or estimated in its forward-looking statements, as defined in the Act, made by or on behalf of General Re in press releases, written statements or documents filed with the Securities and Exchange Commission, or in its communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls. Such statements may include, but are not limited to, projections of premium revenue, investment income, other revenue, losses, expenses, earnings (including earnings per share), cash flows, plans for future operations, common shareowners' equity (including book value per share), investments, financing needs, capital plans, dividends, plans relating to products or services of General Re and estimates concerning the effects of litigation or other disputes, as well as assumptions for any of the foregoing and are generally expressed with words such as "believes," "estimates," "expects," "anticipates," "plans," "projects," "forecasts," "goals," "could have," "may have" and similar expressions. General Re, as a matter of policy, does not make any specific projections as to future earnings nor does it endorse any projections regarding future performance that may be made by others.

Forward-looking statements involve known and unknown risks and uncertainties, which may cause General Re's results to differ materially from such forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

1) Changes in the level of competition in the North American and international reinsurance or primary insurance markets that affect the volume or profitability of General Re's property/casualty or life/health businesses. These changes include, but are not limited to, changes in the intensity of price competition, the entry of new competitors, existing competitors exiting the market, and the development of new products by new and existing competitors;

2) Changes in the demand for reinsurance, including changes in ceding companies' risk retentions, and changes in the demand for excess and surplus lines insurance coverages in North America, and changes in the demand for financial service operations' products.

3) The ability of General Re to execute its strategies in its property/casualty, life/health and financial service operations;

4)   Catastrophe  losses  in  General  Re's  North  American  or   international
     property/casualty businesses;




                                       19
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

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

7) Changes in General Re's property/casualty and life/health retrocessional arrangements;

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

                                OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
(a) The Annual Meeting of Stockholders of General Re was held on May 22, 1998.

(b) All director nominees were elected.

(c) Certain additional matters voted upon at the meeting:

       (1) The proposal to adopt the General Re Corporation 1998 Employee Stock Purchase Plan was ratified.

       (2) The proposal for the selection of independent public accountants was ratified.



Item 6. Exhibits and Reports on Form 8-K
----------------------------------------
(a)    Reports on Form 8-K      -   A report on Form 8-K dated June 26, 1998 was
                                    filed describing the Agreement and Plan
                                    of Mergers dated June 19, 1998 between
                                    General Re and Berkshire Hathaway Inc.

(b)    Exhibit 27.1             -   Financial Data Schedule for the Period Ended
                                    June 30, 1998

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             GENERAL RE CORPORATION
                             ----------------------
                                   (Registrant)

Date:    August 6, 1998      JOSEPH P. BRANDON
                             Joseph P. Brandon
                             Senior Vice President and Chief Financial Officer
                             (Principal Financial Officer)

Date:    August 6, 1998      ELIZABETH A. MONRAD
                             Elizabeth A. Monrad
                             Vice President and Treasurer
                             (Principal Accounting Officer)