Form 10-Q
period 1998-09-30
GENERAL RE CORP
filed 1998-11-17
CIK 317745

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 1998
                                 -----------------------------------

Commission file number                       1-8026
                                 -----------------------------------
[OBJECT OMITTED]
                             GENERAL RE CORPORATION

             (Exact name of registrant as specified in its charter)

         DELAWARE                                      06-1026471
     ---------------                              ------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)

  Financial Centre, P.O. Box 10350
       Stamford, Connecticut                            06904-2350
 ---------------------------------                --------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, with area code         (203) 328-5000
                                                  --------------------


                                    None
                 --------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                 Class                        Outstanding at September 30, 1998

     Common Stock, $.50 par value                     75,690,007 Shares
---------------------------------------      -----------------------------------


[OBJECT OMITTED]

                             GENERAL RE CORPORATION

                                      INDEX



PART I.  FINANCIAL INFORMATION


                                                                    PAGE
Item 1.    Financial Statements

           Consolidated Statements of Income
           Three and nine months ended September 30, 1998 and 1997    3

           Consolidated Statements of Comprehensive Income
           Nine months ended September 30, 1998 and 1997              4

           Consolidated Balance Sheets
           September 30, 1998 and December 31, 1997                   5

           Consolidated Statements of Common Shareowners' Equity
           Nine months ended September 30, 1998 and 1997              6

           Consolidated Statements of Cash Flows
           Nine months ended September 30, 1998 and 1997              7

           Notes to Consolidated Interim Financial Statements         8

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations             11


PART II.  OTHER INFORMATION

Item 4. Submission of Matters To a Vote of  Security Holders 24

Item 6. Exhibits and Reports on Form 8-K

           Reports on Form 8-K (none)

           Exhibit 27  -  Financial Data Schedule                    26









                                                              2

                             GENERAL RE CORPORATION
                        Consolidated Statements of Income
                      (in millions, except per share data)

                                                     (Unaudited)
                                       -----------------------------------------
                                       Three Months Ended      Nine Months Ended
                                          September 30,          September 30,
                                         -------------          ---------------
                                         1998       1997        1998        1997
                                         ----       ----        ----        ----
Premiums and other revenues

Net premiums written
     Property/casualty                  $1,113     $1,294      $3,599     $4,107
     Life/health                           306        327         925        910
                                       -------    -------     -------    -------
Total net premiums written              $1,419     $1,621      $4,524     $5,017
                                        ======     ======      ======     ======

Net premiums earned
     Property/casualty                  $1,169     $1,338      $3,521     $4,097
     Life/health                           321        327         915        892
                                       -------     ------      ------     ------
Total net premiums earned                1,490      1,665       4,436      4,989

Investment income                          331        321         976        955
Other revenues                              97         88         301        271
Net realized gains                         258          2         292          7
                                        ------    -------       -----    -------

     Total revenues                      2,176      2,076       6,005      6,222
                                         -----      -----       -----      -----

Expenses

Claims and claim expenses                  832        929       2,408      2,858
Life/health benefits                       246        254         675        661
Acquisition costs                          336        355       1,019      1,081
Other operating costs and expenses         187        200         586        609
Goodwill amortization                        7          8          21         22
                                       -------   --------      ------    -------

     Total expenses                      1,608      1,746       4,709      5,231
                                         -----      -----       -----      -----

   Income before income taxes and
         minority interest                 568        330       1,296        991

Income tax expense                         161         75         331        230
                                          ----       ----        ----        ---

   Income before minority interest         407        255         965        761

Minority interest                           15         11          47         40
                                         -----      -----       -----      -----

     Net income                           $392       $244        $918       $721
                                          ====       ====        ====       ====

Share Data:

Net income per common share:
         Basic                           $5.14      $3.06      $11.94      $8.97
                                         =====      =====      ======      =====
         Diluted                         $4.98      $2.98      $11.59      $8.76
                                         =====      =====      ======      =====

Average common shares outstanding:
         Basic                      75,668,886 78,959,758  76,223,730 79,467,367
                                    ========== ==========  ========== ==========
         Diluted                    78,437,507 81,638,130  78,926,553 81,902,853
                                    ========== ==========  ========== ==========

Dividend per share to common
    shareowners                         $ .59       $ .55       $1.77      $1.65
                                        =====       =====       =====      =====


           See notes to the consolidated interim financial statements.
                                        3

                             GENERAL RE CORPORATION
                 Consolidated Statements of Comprehensive Income
                        (in millions, except share data)



                                                              (Unaudited)
                                                           -----------------
                                                           Nine months ended
                                                              September 30,
                                                              -------------
                                                           1998           1997
                                                           ----           ----



Net income                                                  $918           $721

Unrealized appreciation (depreciation) of investments, after tax:

     Common equities                                          43            512

     Preferred equities                                        1             25

     Fixed maturities                                        101            133

     Less:   Reclassification for prior periods'
             appreciation included in current
             period's realized gains                        (144)           -

     Foreign currency translation gains (losses)             (72)            30
                                                           -----          -----

         Comprehensive income                               $847         $1,421
                                                            ====         ======



Share data:

Comprehensive income per diluted common share             $10.70         $17.31
                                                          ======         ======


















           See notes to the consolidated interim financial statements.
                                        4

                             GENERAL RE CORPORATION
                           Consolidated Balance Sheets
                        (in millions, except share data)

                                                   (Unaudited)
Assets                                         September 30, 1998  Dec. 31, 1997
                                               ------------------  -------------
Insurance investments:
  Fixed maturities, available-for-sale (cost:
   $16,180 in 1998; $15,859 in 1997)                      $17,314       $16,847
  Preferred equities, at fair value (cost:
   $845 in 1998; $980 in 1997)                                898         1,041
  Common equities, at fair value (cost:
   $2,086 in 1998; $2,098 in 1997)                          4,710         4,748
  Short-term investments, at amortized cost
   which approximates fair value                              918         1,172
  Other invested assets                                       866           768
                                                          -------       -------
     Total insurance investments                           24,706        24,576
Cash                                                          296           193
Accrued investment income                                     317           358
Accounts receivable                                         2,100         1,858
Funds held by reinsured companies                             459           488
Reinsurance recoverable                                     2,449         2,706
Deferred acquisition costs                                    499           476
Goodwill                                                      948           968
Other assets                                                  840           962
Financial services assets:
     Investment securities, at fair value (cost:
      $1,421 in 1998; $790 in 1997)                         1,426           792
     Trading securities, at fair value (cost:
      $2,433 in 1998; $1,908 in 1997)                       2,484         1,859
     Short-term investments, at fair value                    482           129
     Cash                                                     147           159
     Trading account assets                                 6,886         4,313
     Securities purchased under agreements to resell          863           903
     Other assets                                           1,102           719
                                                          -------       -------
         Total assets                                     $46,004       $41,459
                                                          =======       =======

Liabilities
Claims and claim expenses                                 $15,669       $15,797
Policy benefits for life/health contracts                     962           907
Unearned premiums                                           1,947         1,874
Other reinsurance balances                                  2,577         2,948
Commercial paper                                               10            -
Notes payable                                                 284           285
Income taxes                                                1,306         1,104
Other liabilities                                             934           997
Minority interest                                           1,063         1,032
Financial services liabilities:
     Securities sold under agreements to repurchase,
      at contract value                                     1,569         1,030
     Securities sold but not yet purchased,
      at market value                                       1,195         1,190
     Trading account liabilities                            5,965         3,664
     Commercial paper                                         805           689
     Notes payable                                          1,455           746
     Other liabilities                                      1,811         1,032
                                                           ------        ------
         Total liabilities                                 37,552        33,295
                                                           ------        ------

Cumulative convertible preferred stock (shares
 issued: 1,688,321 in 1998 and 1,700,231 in 1997;
 no par value)                                                144           145
Loan to employee savings and stock ownership plan            (142)         (142)
                                                          -------       -------
                                                                2             3
                                                          -------       -------
Common Shareowners' Equity
Common stock (102,827,344 shares issued in 1998
 and 1997; par value $.50)                                     51            51
Paid-in capital                                             1,153         1,109
Accumulated other comprehensive income, net of
 deferred income taxes                                      2,347         2,418
Retained earnings                                           8,267         7,492
Less common stock in treasury, at cost (shares
 held:  27,137,337 in 1998 and 25,393,840 in 1997)         (3,368)       (2,909)
                                                          -------       -------
         Total common shareowners' equity                   8,450         8,161
                                                          -------       -------
         Total liabilities, cumulative convertible
         preferred stock and common shareowners' equity   $46,004       $41,459
                                                          =======       =======

           See notes to the consolidated interim financial statements.
                                        5

                             GENERAL RE CORPORATION
              Consolidated Statements of Common Shareowners' Equity
                                  (in millions)
                                                              (Unaudited)
                                                            Nine months ended
                                                             September 30,
                                                        ----------------------
                                                        1998              1997
                                                        ----              ----
Common stock:
    Beginning of period                                  $51               $51
    Change for the period                                  -                 -
                                                         ---               ---
       End of period                                      51                51
                                                          --                --

Paid-in capital:
    Beginning of period                                1,109             1,041
    Stock issued under stock option and other
     incentive arrangements                               29                31
    Other                                                 15                12
                                                        ----            ------
       End of period                                   1,153             1,084
                                                       -----             -----

Accumulated other comprehensive income
    net of deferred income taxes:

    Unrealized appreciation of investments,
     net of adjustment for appreciation
     (depreciation) related to realized gains
     included in net income
    Beginning of period                                2,460             1,625
    Change for the period                                 62             1,057
    Deferred income taxes                                (61)             (388)
                                                       -----             -----
       End of period                                   2,461             2,294
                                                       -----             -----

    Currency translation adjustments
    Beginning of period                                  (42)              (53)
    Change for the period                                (79)              (44)
    Deferred income taxes                                  7                75
                                                        ----              ----
       End of period                                    (114)              (22)
                                                        ----              ----

    Accumulated other comprehensive income
    Beginning of period                                2,418             1,572
    Change for the period                                (17)            1,013
    Deferred income taxes                                (54)             (313)
                                                       -----             -----
       End of period                                   2,347             2,272
                                                       -----             -----

Retained earnings:
    Beginning of period                                7,492             6,708
    Net income                                           918               721
    Dividends on common stock                           (135)             (131)
    Dividends on preferred stock, net of
     income taxes                                         (8)               (7)
                                                       -----             -----
       End of period                                   8,267             7,291
                                                       -----             -----

Common stock in treasury:
    Beginning of period                               (2,909)           (2,046)
    Cost of shares acquired during period               (454)             (630)
    Stock issued under stock option and other
     incentive arrangements                               (5)                9
                                                      ------            ------
       End of period                                  (3,368)           (2,667)
                                                      ------            ------

    Total common shareowners' equity                  $8,450            $8,031
                                                      ======            ======

           See notes to the consolidated interim financial statements.
                                        6
                             GENERAL RE CORPORATION
                      Consolidated Statements of Cash Flows
                                  (in millions)

                                                                    (Unaudited)
                                                                   -----------
                                                               Nine months ended
                                                                 September 30,
                                                                 ------------
                                                                   1998    1997
                                                                   ----    ----
Cash flows from operating activities:
     Net income                                                    $918    $721
     Adjustments to reconcile net income to net
      cash provided by operating activities:
         Change in claim and claim expense liabilities             (128     -
         Increase in policy benefits for life/health
          contracts                                                  55     167
         Change in reinsurance recoverable                          257      89
         Increase in unearned premiums                               73      40
         Amortization of acquisition costs                        1,018   1,081
         Acquisition costs deferred                              (1,041  (1,103)
         Trading account activities
              Change in trading account securities               (1,090   1,271
              Securities purchased under agreements
               to resell                                             40    (508)
              Securities sold under agreements to
               repurchase                                           539    (826)
              Change in other trading balances                      267     (23)
         Other changes in assets and liabilities                    251      59
         Net realized gains on investments                         (292      (7)
                                                                   ----    ----
                  Net cash from operating activities                867     961
                                                                   ----    ----

Cash flows from investing activities:
     Fixed maturities: available-for-sale
         Purchases                                               (5,444  (5,012)
         Calls and maturities                                       499     351
         Sales                                                    4,015   4,514
     Equity securities
         Purchases                                                 (738    (907)
         Sales                                                    1,038     398
     Net sales (purchases) of short-term investments                226    (214)
     Net purchases of other invested assets                         (81     (27)
                                                                   ----    ----
                  Net cash (used in) from investing activities     (485    (897)
                                                                   ----    ----

Cash flows from financing activities:
     Issuance of structured notes                                   679     -
     Commercial paper borrowing, net                                126     619
     Change in contract deposits                                   (471      66
     Cash dividends paid to common shareowners                     (135    (131)
     Acquisition of treasury stock                                 (463    (633)
     Other                                                          (27       8
                                                                   ----    ----
                  Net cash used in financing activities            (291     (71)
                                                                   ----    ----

Change in cash                                                       91      (7)

Cash, beginning of period                                           352     365
                                                                    ---     ---

Cash, end of period                                                $443    $358
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

2. Income Taxes - General Re's effective income tax rate differs from current statutory rates principally due to tax-exempt interest income and dividends received deductions. General Re paid income taxes of $158 million and $182 million in the first nine months of 1998 and 1997, respectively.

3. Reinsurance Ceded - General Re utilizes reinsurance to reduce its exposure to large losses. The income statement amounts for premiums written, premiums earned, claims and claim expenses incurred and life/health benefits are reported net of reinsurance. Direct, assumed, ceded and net amounts for the first nine months of 1998 and 1997 were as follows (in millions):

             Property/Casualty      Life/Health        Claims and    Life/Health
             Written    Earned    Written    Earned   Claim Expenses   Benefits

     1998
     Direct  $  398     $  394          -         -       $  329            -
     Assumed  3,797      3,716      $1,043    $1,033       2,397          $766
     Ceded     (596)      (589)       (118)     (118)       (318)          (91)
             ------     ------     -------    ------      ------         -----
     Net     $3,599     $3,521     $   925    $  915      $2,408          $675
             ======     ======     =======    ======      ======          ====


     1997
     Direct    $384        $385        -         -          $310           -
     Assumed  4,376       4,356     $1,059    $1,022       2,929          $730
     Ceded     (653)       (644)      (149)     (130)       (381)          (69)
             ------      ------       ----      ----      ------         -----
     Net     $4,107      $4,097       $910      $892      $2,858          $661
             ======      ======       ====      ====      ======          ====












                                        8

                             GENERAL RE CORPORATION

         NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)


4. Per Common Share Data - Basic earnings per common share were based on earnings less preferred dividends, divided by the weighted average common shares outstanding during each period. Diluted earnings per share assume the conversion of all outstanding convertible preferred stock and the maximum dilutive effect of common stock equivalents. The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings per share calculations for the three months and nine months ended September 30, 1998 and 1997 (in millions, except per share information) .

                              Income Shares Per share    Income Shares Per share
                              ------ ------ ---------    ------ ------  -------
     Three months ended:         September 30, 1998         September 30, 1997
                                 ------------------         ------------------

     Net income                  $392                      $244
     Less: preferred
      dividends                    (3)                       (2)
                                 ----                      ----
              Basic earnings      389  75.7  $5.14          242   79.0    $3.06
                                             =====                        =====
     Effect of dilutive
      securities
     Stock options                  -   1.0                   -    1.0
     Conversion of
      preferred stock               3   1.7                   2    1.7

     Conversion expense            (1)                       (1)
                                -----  ----                ----
              Diluted earnings   $391  78.4  $4.98         $243   81.7    $2.98
                                 ====  ====  =====         ====   ====    =====


     Nine months ended:          September 30, 1998         September 30, 1997
                                 ------------------         ------------------

     Net income                  $918                       $721
     Less: preferred
      dividends                    (8)                        (8)
                                 ----                       ----
              Basic earnings      910  76.2  $11.94          713  79.5    $8.97
                                             ======                       =====
     Effect of dilutive
      securities
     Stock options                  -   1.0                   -    0.7
     Conversion of
      preferred stock               8   1.7                    8   1.7

     Conversion expense            (3)                        (3)
                                 ----  ----                 ----
              Diluted earnings   $915  78.9  $11.59         $718  81.9    $8.76
                                 ====  ====  ======         ====  ====    =====

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

6. Berkshire Hathaway Merger - On June 19, 1998, General Re and Berkshire Hathaway Inc. ("Berkshire") announced that they had entered into an Agreement and Plan of Mergers. Under the terms of the agreement, General Re shareholders will receive at their election either 0.0035 shares of Berkshire Class A common stock or 0.105 shares of Berkshire Class B common stock for each share of General Re common stock they own at the time the transaction is consummated. In September 1998, shareowners of both Berkshire and General Re approved the merger. In addition, the companies have received all of the necessary regulatory approvals.

          Berkshire and General Re expect the merger to close in the fourth quarter, pending certain tax rulings requested from the Internal Revenue Service. The agreement provides that if Berkshire and General Re are unable to receive certain tax rulings from the Internal Revenue Service prior to February 19, 1999, Berkshire may elect to have an alternative form of transaction, under which General Re shareholders will receive the same aggregate value in consideration as stated above, although 3 percent of the consideration would be received in cash rather than stock. The total consideration for the transaction, based upon the closing price of Berkshire Class A common stock on October 30, 1998, is approximately $17.5 billion.















                                                             10
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


MERGER

On June 19, 1998, General Re and Berkshire Hathaway Inc. ("Berkshire") announced that they had reached a definitive agreement to merge. See Note 6 to the consolidated interim financial statements for more information on the transaction.

CONSOLIDATED

Net income for the third quarter of 1998 was $4.98 per diluted share, compared with $2.98 per diluted share in 1997. Net income for the third quarter of 1998 included after-tax realized gains of $2.06 per diluted share, compared with after-tax realized gains of $.03 per diluted share in the third quarter of 1997. Income from operations, excluding after-tax realized gains and losses, was $2.92 per diluted share in the third quarter of 1998, compared with $2.95 per diluted share earned in the comparable period in 1997. The decline in operating results for the third quarter of 1998 was primarily due to Hurricane Georges losses in the North American property/casualty operations and certain merger-related expenses.

Net income for the first nine months of 1998 was $11.59 per diluted share, compared with $8.76 per diluted share for the same period in 1997. Included in net income were after-tax realized gains of $2.34 per diluted share in the first nine months of 1998, compared with after-tax realized gains of $.02 per diluted share in the same period of 1997. Income from operations, excluding after-tax realized gains and losses, was $9.25 per diluted share compared with $8.74 per diluted share in 1997, an increase of 5.8 percent. Improved international property/casualty underwriting results and growth in trading revenues in the financial service operations were the primary contributors to the increased earnings for the first nine months of 1998.

As required by the Financial Accounting Standard Board's Statement No. 130, Reporting Comprehensive Income, General Re's financial statements for 1998 include a statement of comprehensive income. Comprehensive income consists of net income, changes in unrealized investment appreciation and foreign currency translation gains or losses. Comprehensive income for the first nine months of 1998 was $847 million, or $10.70 per diluted share, compared with $1,421 million, or $17.31 per diluted share for the same period in 1997. The decline in comprehensive income for the first nine months of 1998 is primarily due to less favorable equity markets, which resulted in lower appreciation on investments in 1998, as compared to the same period in 1997.

Consolidated net premiums written for the third quarter of 1998 were $1,419 million, a decrease of 12.5 percent from $1,621 million in 1997. Consolidated net premiums written for the first nine months of 1998 decreased 9.8 percent from $5,017 million in 1997 to $4,524 million in 1998. Adjusted for the effects of foreign exchange, consolidated traditional net premiums written decreased 5.4 percent and were unchanged in the third quarter and first nine months of 1998, respectively.

General Re's consolidated underwriting combined ratio was 103.5 percent in the third quarter of 1998, compared with 100.3 percent in the third quarter of 1997. The increase in the combined ratio was due to the effects of catastrophe losses, principally Hurricane Georges, during the third quarter of 1998. For the first nine months of 1998 and 1997, the consolidated underwriting combined ratio was
101.3 percent and 100.6 percent, respectively.


                                                             11
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Consolidated pretax investment income was $331 million in the third quarter of 1998, an increase of 3.1 percent from $321 million in the same period of 1997. For the first nine months of 1998 and 1997, respectively, consolidated pretax investment income was $976 million and $955 million. The 2.2 percent increase in consolidated pretax investment income in the first nine months of 1998 was due to the investment of operating cash flow over the last year, partially offset by the effects of common stock repurchases during the second half of 1997 and the first half of 1998, dividend payments and the strengthening of the U.S. dollar, principally against the German mark.

The consolidated effective tax rate was 28.4 percent for the third quarter of 1998, compared with 22.7 percent in the third quarter of 1997. For the first nine months, the effective tax rate was 25.5 percent and 23.2 percent in 1998 and 1997, respectively. The increase in the effective tax rates for the periods was primarily due to the increase in realized investment gains which are taxed in the United States at the statutory 35 percent tax rate.

Excluding the financial service operations, consolidated net cash flow from operations was $1,054 million in the first nine months of 1998, compared to $1,003 million in the same period in 1997. The increase of $51 million in the first nine months of 1998 was due to lower net paid claims, partially offset by the effect of the strengthening U.S. dollar which decreased reported international cash flow.

At September 30, 1998, insurance invested assets of $24,706 million increased $130 million from $24,576 million at December 31, 1997. The growth was primarily the result of invested cash flow, partially offset by common stock repurchases and dividend payments. The financial service operations had $4,392 million of invested assets at September 30, 1998, an increase of $1,612 million compared to December 31, 1997. The increase in financial services invested assets in the first nine months of 1998 results from changes in the hedging activities of General Re Financial Products Corporation ("GRFP") and growth in its match-funded business.

The  consolidated  gross  liability  for  claims  and  claim  expenses  for  the property/casualty operations was $15,669 million at September 30, 1998, a decrease of $128 million from the year-end 1997 liability. Adjusted for the effects of foreign exchange, the gross liability would have decreased $25 million, or 0.2 percent. The asset for reinsurance recoverable on unpaid claims was $2,095 million at September 30, 1998, compared to $2,356 million at December 31, 1997. At September 30, 1998, the gross liability for claims and claim expenses and the related asset for reinsurance recoverables include $2,041 million and $638 million, respectively, for environmental and latent injury claims. These amounts include provisions for both reported and incurred but not reported claims.

Common shareowners' equity at September 30, 1998 of $8,450 million increased $289 million, or 3.5 percent, from the $8,161 million at December 31, 1997. The increase was principally the result of net income of $918 million and the reissuance of common stock of $38 million under employee compensation and benefit plans, partially offset by common share repurchases of $454 million, common and preferred stock dividends of $143 million and foreign currency translation losses of $72 million. On a per share basis, common shareowners' equity was $111.64 at September 30, 1998, an increase of 5.9 percent from $105.40 at December 31, 1997.

General Re repurchased 2,076,600 shares of common stock from January 1, 1998 through June 18, 1998 for aggregate consideration of $454 million. No shares have been repurchased since the announcement of General Re's merger with Berkshire. Since the inception of the repurchase program in 1987, General Re has repurchased 33,902,400 common shares for total consideration of $3.7 billion.



                                                             12
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


General Re periodically issues commercial paper to meet the short-term financing needs of its various operations. Commercial paper offered by General Re has been rated A1+ by Standard & Poor's and Prime 1 by Moody's. At September 30, 1998, General Re had $815 million of commercial paper outstanding, $805 million of which was used to support GRFP's liquidity needs and $10 million was used by General Re Corporation for its liquidity needs. At September 30, 1998, General Re had $2.7 billion in available lines of credit that provide General Re with additional financial flexibility and support the commercial paper program. The credit lines consist of a five-year credit facility of $1.0 billion and a 364-day facility for the remaining $1.7 billion. The credit agreements with the participating banks require General Re to maintain a minimum consolidated tangible net worth, as defined, of $2.7 billion. To date, General Re has not drawn against its corporate credit facilities.

Pretax income discussed in each of the segment sections that follow is before minority interest deductions and goodwill amortization, both of which are deemed corporate expenses that have not been allocated to the segments.


NORTH AMERICAN PROPERTY / CASUALTY
(in millions)
                                    Third Quarter               Year-to-date
                                  ----------------           -----------------
                                  1998        1997           1998         1997
                                  ----        ----           ----         ----

Income before income taxes
 and realized gains                $189       $206            $618        $622
Net premiums written                710        798           1,994       2,320
Net underwriting income             (28)         5            (19)          16

Loss ratio                         71.6%      68.8%           67.9%       67.9%
Expense ratio                      32.5       30.6            33.1        31.4
                                   ----       ----            ----        ----
Underwriting combined ratio       104.1%      99.4%          101.0%       99.3%

Investment income                  $203       $200            $612        $600
Other income                         13          1              24           6
Operating cash flow                 302        361             729         614

Pretax income for the North American property/casualty operations, excluding realized gains/losses, decreased 8.3 percent in the third quarter and 0.7 percent for the first nine months of 1998, as compared to the respective periods of 1997. Operating income in this segment was reduced by the effect on investment income of approximately $1.1 billion of cash flows used to repurchase common stock and pay dividends during the past twelve months. The underwriting loss in the third quarter was due to losses from Hurricane Georges.

Net premiums written for the North American property/casualty operations were $710 million in the third quarter of 1998 and $1,994 million in the first nine months of 1998, representing a decrease of 11.0 percent and 14.1 percent from the comparable 1997 amounts. The decline in premiums reflects the current competitive market and General Re's adherence to underwriting discipline.






                                                             13
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The wholesale nature of reinsurance transactions periodically results in somewhat volatile premium trends between quarters and years. The addition or loss of a large contract may significantly affect General Re's premium growth, although large contracts generally have a smaller effect on earnings than on premium trends. General Re's largest treaty, which had annualized premiums written of approximately $250 million in 1997 and contributed approximately one half of one percent of General Re's 1997 net income, was terminated as of September 30, 1997 and thus affected premium comparisons. Premiums from this contract were included in the first nine months of 1997, but were not in the first nine months of 1998. Excluding this contract, General Re's North American premiums written declined 3.4 percent for the quarter and 6.5 percent year-to-date. Based on current estimates of premium inforce, General Re expects North American property/casualty net premiums, excluding this contract, to decline in the mid-single digits for the full-year 1998.

Net premiums written for the General Star companies, which primarily write excess, surplus and specialty insurance, decreased 14.7 percent in the quarter and 1.3 percent in the first nine months of 1998. The decline in premiums written was due to lower commercial general liability and long-haul trucking business. General Star's markets are experiencing increased competition from insurers predominantly writing standard coverages in the excess and surplus lines market. For the Genesis operations, which provide direct excess coverage to companies with qualified self-insurance programs, net premiums written decreased by 21.7 percent for the quarter and increased 2.2 percent for the first nine months of 1998.

Pretax investment income for the North American property/casualty operations increased 1.4 percent compared to the third quarter of 1997 and 2.1 percent year-to-date. Investment income for the North American property/casualty operations grew modestly during the periods due to positive operating cash flow in the prior twelve months, partially offset by the effects of share repurchases and common dividends. The overall pretax total return on the North American property/casualty investment portfolio was 5.0 percent in the first nine months of 1998, compared with 9.9 percent in the same period in 1997. The decline in total return was primarily due to less favorable results in the common equity portfolio, which had a total return of 1.9 percent for the first nine months of 1998, compared with 28.5 percent for the same period of 1997.

Operating cash flow for the North American property/casualty operations of $729 million in the first nine months of 1998 increased 18.7 percent from $614 million in the same period of 1997, primarily due to lower paid losses. Due to the nature of General Re's reinsurance operations, paid claims may be volatile from quarter to quarter. In addition to operating cash flow, the North American property/casualty operations had $298 million of cash outflows related to contract deposits that matured during the first nine months of 1998 (included in "change in contract deposits" in the statement of cash flows). These types of contracts generally have a provision that requires most of the investment income earned on the funds held by General Re to be shared with the ceding company. Thus, the effect of the return of these funds was not material to investment income and earnings.

North American property/casualty invested assets were $16,052 million at September 30, 1998, an increase of 0.4 percent from December 31, 1997. The modest growth in invested assets was primarily the result of positive operating cash flow, partially offset by the effect of share repurchases and common stock dividends, which are funded primarily by this segment. The North American property/casualty operations realized $253 million of investment gains during the third quarter, of which $141 million was from sales of equity securities and $59 million of net gains on S&P 500 put options.





                                                             14
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The gross liability for claims and claim expenses for the North American property/casualty operations was $10,547 million at September 30, 1998, a decrease of $137 million, or 1.3 percent, compared to the year-end 1997 liability.


INTERNATIONAL PROPERTY / CASUALTY
(in millions)                          Third Quarter           Year-to-date
                                      ---------------         ---------------
                                      1998       1997         1998       1997
                                      ----       ----         ----       ----

Income before income taxes and
 realized gains                        $88        $86         $261       $235
Net premiums written                   403        496        1,605      1,787
Net underwriting (loss)               (11)        (9)         (29)       (40)

Loss ratio                            70.4%     70.2%        69.0%      72.3%
Expense ratio                         31.7      31.3         32.8       30.0
                                     -----     -----        -----      -----
Underwriting combined ratio          102.1%    101.5%       101.8%     102.3%

Investment income                      $93        $95         $270       $278
Other income (loss)                      5         -            19        (3)
Operating cash flow                     37        61           325       389

Results of the international reinsurance operations are reported on a quarter lag.

Income before income taxes and realized gains of the international property/casualty operations increased 2.0 percent for the third quarter of 1998, compared with the third quarter of 1997 and increased 11.0 percent compared with the first nine months of 1997. For the first nine months of 1998, income for the international property/casualty operations increased due to improved underwriting results and higher other income. The comparisons for the third quarter and year-to-date 1998 were adversely affected by the strengthening of the U.S. dollar (4.3 percent and 9.0 percent, respectively) relative to the German mark.

The underwriting combined ratio in the international property/casualty operations was 102.1 percent in the third quarter, compared to 101.5 percent for the third quarter of 1997 and 102.4 percent reported for the full year 1997. For the first nine months of 1998 and 1997, the combined ratio was 101.8 percent and
102.3 percent, respectively. The third quarter underwriting results were adversely affected by a few large property losses.

International net premiums written were $403 million in the third quarter of 1998 and $1,605 million for the first nine months of 1998, compared with $496 million and $1,787 million, respectively, in 1997. Adjusted for the effects of foreign exchange, international property/casualty premiums written decreased
14.7 percent and 2.7 percent in the third quarter and first nine months of 1998, respectively. The decline in premium growth for the quarter was due in part to increased retentions by cedants and the continuing effects from competitive rate conditions in most insurance and reinsurance markets globally.






                                                             15
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Pretax investment income for the international property/casualty operations was $93 million for the third quarter of 1998, compared with $95 million in the same period of 1997. The decline in investment income was due to a decline in global interest rates and the effect of foreign exchange. Adjusted for the effects of foreign exchange, pretax investment income increased 2.1 percent and 4.0 percent for the third quarter and year-to-date. The international property/casualty and global life/health operations had cash flow from operating activities of $325 million for the first nine months of 1998, compared with $389 million in 1997. The decline in operating cash flow was principally due to the effect of foreign exchange and lower underwriting cash flow. In addition to operating cash flow, the international property/casualty operations had net cash outflows related to contract deposits during the period of $173 million. Similar to North American deposit transactions, these types of contracts generally have a provision that requires most of the investment income earned on the funds held by General Re to be shared with the ceding company. Thus, the effect of the return of these funds is not material to investment income and earnings.

International property/casualty and life/health invested assets were $8,653 million at September 30, 1998, compared with $8,581 million at December 31, 1997. The increase in invested assets was due to investment of operating cash flows. The gross liability for claims and claim expenses was $5,122 million at September 30, 1998, compared with $5,113 million at December 31, 1997.


GLOBAL LIFE / HEALTH
(in millions)
                                          Third Quarter         Year-to-date
                                          -------------         ------------
                                          1998     1997         1998    1997
Income before income taxes and
 realized gains                            $18      $19          $55     $62
Net premiums written
     Life reinsurance                      200      230          608     645
     Health reinsurance                    106       97          317     265
                                           ---     ----          ---     ---

Total life/health net premiums written     306      327          925     910
Net underwriting income (loss)               1        2           (2)     11
Investment income                           20       18           61      54
Other income (loss)                        (3)       (1)          (4)     (3)

Income before income taxes and realized gains for the global life/health operations decreased 6.3 percent for the third quarter of 1998 and declined 12.5 percent for the first nine months of 1998. The decline in operating income for the nine months was due to lower underwriting results, principally in the group health reinsurance sector.

Life reinsurance premiums written were $199 million for the third quarter of 1998, compared with $230 million in the third quarter of 1997. For the first nine months, life reinsurance premiums written were $608 million and $645 million in 1998 and 1997, respectively. Adjusted for the effects of foreign exchange, global life reinsurance premiums decreased approximately 10.4 percent in the quarter and increased 1.0 percent year-to-date. Premium trends in the life reinsurance business were adversely affect by product mix changes in Europe and the loss of one contract with approximately $28 million of annual premium due to merger and acquisition activity.



                                                             16
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Investment income for the global life/health operations was $20 million and $61 million in the third quarter and first nine months of 1998, respectively, compared to $18 million and $54 million in 1997. The increase in investment income was due to invested cash flow from higher premium volume over the prior twelve months.

The liability for policy benefits for life/health contracts was $962 million at September 30, 1998, compared with $907 million at December 31, 1997. The asset for reinsurance recoverable on unpaid losses was $299 million at September 30, 1998, compared to $271 million at December 31, 1997. Cologne Re manages its invested assets and total assets on an aggregate basis for the life/health and property/casualty business and does not disaggregate its investments by segment.


FINANCIAL SERVICES
(in millions)
                                                   Third Quarter    Year-to-date
                                                   -------------    ------------
                                                   1998     1997    1998    1997
                                                   ----     ----    ----    ----

Income  before  income taxes and realized  gains    $24      $25     $93     $87
Total  revenues(excluding  realized  gains)          78       73     267     237
Investment  income                                   15        8      33      23
Other income                                          9       17      60      64

Financial services operations include General Re's derivative products, investment management, insurance brokerage and management, reinsurance brokerage, and real estate management operations. In the third quarter and first nine months of 1998, financial services revenues of $78 million and $267 million, respectively, increased 7.4 percent and 12.7 percent from the $73 million and $237 million in the third quarter and first nine months of 1997, respectively. The growth in 1998 revenues was principally attributable to growth in GRFP's global equity business and fixed income business in North America during the first two quarters of 1998 which slowed during the third quarter due to the turbulence in international financial markets.

Invested assets held for trading purposes in the first nine months of 1998 increased $625 million to $2,484 million at September 30, 1998. The increase primarily relates to the hedging activities of GRFP and growth in GRFP's match-funded business. At September 30, 1998, total assets of the financial service operations were $13,269 million, compared with $8,874 million at December 31, 1997. The amount and nature of the financial service segment's assets and liabilities are significantly affected by the risk management strategies utilized by GRFP to reduce its market risks. GRFP's market exposures arising from derivative products are managed through the purchase and sale of government securities, futures and forward contracts, or by entering into offsetting derivatives transactions. The purchase of government securities, usually financed through collateralized repurchase agreements (securities sold under agreements to repurchase), and the sale of government securities, whose proceeds are invested in reverse repurchase agreements (securities purchased under agreements to resell), are used to offset GRFP's market exposures. While the use of these instruments for risk management purposes may cause significant short-term fluctuations in GRFP's assets and liabilities, they do not have a material effect on General Re's results from operations or common shareowners' equity.






                                                             17
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

MARKET RISK

As a global reinsurance and financial services company, General Re is subject to market risk arising from the potential change in the value of its various financial instruments. These changes may be due to fluctuations in interest and foreign exchange rates, credit spreads and equity prices. The level of market risk is influenced by many factors, such as volatility, correlation and liquidity. Potential gains or losses from changes in market rates can be estimated through statistical models that project within a specified confidence level the "value at risk" based on historical price and volatility movements. General Re's 1997 Form 10-K provides a more detailed discussion of the market risks affecting the reinsurance and financial service operations. Based on General Re's estimates as of September 30, 1998, no material change has occurred in its value at risk in the reinsurance operations, as compared to amounts disclosed in its 1997 Form 10-K.

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

The table below shows the highest, lowest and average value-at-risk amounts for each type of market risk to which GRFP is exposed. Since 1992, when GRFP initiated these calculations, there has been no one-week period for which GRFP experienced a gain or loss that exceeded its estimated market risk exposure.

                                          Value at Risk
                                           -------------
                                    First Nine Months of 1998
                                    -------------------------
                     Interest         Foreign
(in millions)          Rate        Exchange Rate        Equity      All Risks
                       ----        -------------        ------      ---------

Highest                 $9            $4                    $8            $13
Lowest                   5             2                     2              6
Average                  7             3                     5              9

                                           Full Year 1997
                     -----------------------------------------------------------
                     Interest        Foreign
(in millions)          Rate       Exchange Rate          Equity     All Risks
                       ----       -------------          ------     ---------
Highest               $11            $6                     $5             $13
Lowest                  6             3                      0               7
Average                 9             4                      2              10



                                                             18

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

For the first nine months of 1998, the largest weekly pretax gain and loss due to market risk was $5 million and $6 million, respectively. In 1997, the largest weekly pretax gain and loss due to market risk was $5 million and the largest weekly pretax loss due to market risk was $3 million for the full year 1997. The average effect of the change in market risk on income was neutral in the first nine months of 1998 and for the full year 1997.

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



YEAR 2000

General Re began to address its Year 2000 remediation needs formally as part of its annual technology planning process beginning in 1994. A project team was established that year, and a comprehensive Year 2000 plan was completed in September 1996. This plan required a complete assessment of the internal mainframe, server and personal computer hardware and software applications which may be affected by the Year 2000. In addition, inventories were produced of internally developed systems and programs, telecommunications equipment, and licensed software products used by General Re. Where business needs justified the effort, some information systems needed to be replaced with entirely new applications. Other systems and programs are being repaired, as necessary, to achieve Year 2000 compliance.

As of September 30, 1998, coding for those systems under repair was approximately 95 percent complete, and testing was approximately 90 percent complete. The inventory and assessment phases of the project had been previously completed. As of September 30, 1998, none of the General Re's other significant information technology projects had been delayed due to Year 2000 initiatives.

In addition to internally developed applications, the Year 2000 project has several other elements. A portion of the software used by General Re is licensed from outside vendors. For example, vendor software is found in certain of General Re's mainframe operating systems and desktop tools and packages. The project team has been working with software vendors to ensure that their programs will continue to operate, and this effort is scheduled to be completed by the end of 1998. Additionally, the inventory of computer workstations, servers and other computing equipment is being reviewed, and hardware is being replaced or repaired, as appropriate.





                                                             19
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

As part of the Year 2000 project, vendors and service providers of equipment with embedded technology (e.g. elevators, security systems, etc.) are being contacted to obtain the necessary compliance certifications. A similar effort is underway for financial service providers and vendors supporting General Re's employee benefits plans. Where necessary, facilities-related equipment and control systems are being upgraded to achieve compliance, and these activities are also targeted for completion by the end of 1998.

General Re's Year 2000 project is proceeding on schedule, and it is anticipated that all Year 2000 repair or replacement work will be completed by the end of 1998; however, General Re's financial results or financial position could be adversely affected if Year 2000 issues are not resolved by General Re or its significant clients, vendors or business partners before the Year 2000. Possible adverse consequences include but are not limited to: (1) the inability to obtain services used in General Re's operations; (2) the inability to transact business with key clients or customers; (3) the inability to execute transactions through the financial markets; (4) the decline in economic value within General Re's investment portfolio, and (5) the occurrence of Year 2000 related losses under property and casualty insurance and reinsurance contracts. On a worst case basis, if General Re, one or more of its significant business partners, or key governmental bodies are unable to implement timely and effective solutions to the Year 2000 issues, General Re could suffer material adverse effects. The financial impact of such effects cannot currently be estimated.

Contingency Plan

General Re's overall Year 2000 project plan was developed with the intention of minimizing the need for contingency activity. Despite the best planning and execution efforts, however, General Re is preparing for the possibility that some issues with the Year 2000 may not be uncovered. Accordingly, General Re has developed several levels of contingency planning.

The target completion date of December 31, 1998 provides a contingency year. With repaired systems in production, and infrastructure and process changes tested and implemented, General Re expects to uncover any remaining system or process issues during 1999. The year also affords the opportunity for additional testing of systems, as appropriate. Should some portions of the project take longer than planned, the contingency year also provides a period of time to address those issues.

As a further step, contingency planning for General Re's dependencies on external service providers and suppliers has just begun and is scheduled to be completed in 1999. Finally, plans call for the deployment of Year 2000 support teams before, during and after January 1, 2000, to respond to unexpected issues that may arise.

Costs

The total cost associated with required modifications to become Year 2000 compliant is approximately $20 million. The total amount expended on the Project through the end of 1997 was approximately $7 million. The cost to complete the Year 2000 Project is estimated to be approximately $13 million. Funds for the project are included in existing operating budgets. The costs of implementing any business replacement systems are not included in these estimates.



                                                             20
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Insurance/Reinsurance Risk

In addition to its own computer systems and third party relationships, General Re may also have exposure in its property/casualty operations to claims asserted under certain reinsurance contracts and insurance policies for damages caused by companies' failure to address Year 2000 computer problems. General Re has made significant investments in understanding and evaluating the potential insurance exposures arising from Year 2000 problems. A quantification of the insurance industry's or General Re's potential exposure to Year 2000 losses is not yet possible, as policy wordings vary and legal interpretations of possible coverage for losses is likely to differ from jurisdiction to jurisdiction.

THE EURO

On January 1, 1999, eleven of the fifteen member countries of the European Union are scheduled to establish a fixed conversion ratio between their local currencies and a newly formed currency, the "Euro". The Euro will begin trading on foreign currency exchanges and may be used for business transactions from that point forward. During this interim phase, either the Euro or local currency may be used as legal tender for noncash transactions. Beginning in January 2002, coins and paper currency denominated in Euros will be issued and local currencies of the eleven countries will be withdrawn from circulation. General Re is modifying its computer systems to accommodate transactions denominated in the Euro. Most of General Re's existing systems that will be affected by the introduction of the Euro already handle multiple currencies. Based on current assessments, General Re believes the Euro conversion will not have a material impact on its consolidated financial position or results from operations.

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






                                                             21
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

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






                                                             22
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


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

17) The potential interruption in, or a failure of, certain normal business activities or operations due to Year 2000 related computer problems, and

18) Changes in General Re's capital needs.

In addition to the factors outlined above that are directly related to General Re's businesses, General Re is also subject to general business risks, including, but not limited to, adverse state, federal or foreign legislation and regulation, adverse publicity or news coverage, changes in general economic factors and the loss of key employees.

























                                                             23
                                OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

A Special Meeting of the Stockholders of General Re was held on September 18, 1998. During the meeting, the stockholders approved the Agreement and Plan of Mergers between General Re and Berkshire Hathaway Inc. and the transactions contemplated therein.


Item 6. Exhibits and Reports on Form 8-K

(a)    Reports on Form 8-K          -   None

(b)    Exhibit 27.1                 -   Financial Data Schedule for the Period
                                        Ended September 30, 1998

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               GENERAL RE CORPORATION
                               ----------------------
                                     (Registrant)

Date:    November 16, 1998     JOSEPH P. BRANDON
                               Joseph P. Brandon
                               Senior Vice President and Chief Financial Officer
                               (Principal Financial Officer)

Date:    November 16, 1998     ELIZABETH A. MONRAD
                               Elizabeth A. Monrad
                               Vice President and Treasurer
                               (Principal Accounting Officer)